Form 10-K
period 2016-06-30
HEAVENSTONE CORP
filed 2016-10-13
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File No. 333-201314
HEAVENSTONE CORP. (Exact name of registrant as specified in its charter)
Nevada	47-1445393
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

17800 Castleton Street, Suite 300, City of Industry, California 91748 (Address of Principal Executive Offices, Including Zip Code)
Registrant's telephone number, including area code: (626) 581-3335
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2015, was approximately: N/A.
As of October 13, 2016, 71,159,423 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as "anticipate," "estimate," "expect," "project," "plan," "intend," "believe," "may," "will," "should," "can have," "likely" and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

Forward-looking statements herein that relate to our company's current business status will be subject to the following risks and uncertainties:

•	events that deprive us of the services of our president, Jack Jie Qin;
•	our ability to secure capital as needed to commence and continue our efforts in establish our luxury home construction business and our resort business; and
•	our ability to secure capital adequate to establish these operations.
•	our ability to succeed in competitive markets;
•	our ability to attract and retain key personnel;
•	our ability to maintain effective quality control systems with respect to our operations; and
•	seasonal fluctuations in our business.

We derive many of our forward-looking statements from our forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 1A. Risk Factors and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the important factors referenced above may not contain all of the factors that are important to you, as an investor. In addition, we cannot assure you that we will realize the results or developments we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our operations in the way we expect. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. We undertake no obligation to update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I

ITEM 1. BUSINESS

General

Our company is a development-stage company that was incorporated under the laws of the State of Nevada on June 13, 2014, with the intention of becoming a real estate development and construction company centered in the Temecula, California, area, specializing in the construction and sale of luxury vineyard estate homes, each of which will contain a small vineyard capable of producing small commercial quantities of wine (the Ranch Segment). In addition, we intend to construct and operate a five-star hotel, spa and winery to be known as "Sorrento Resort, Vineyard and Winery", also located in the Temecula area (the Resort Segment).

While our Ranch Segment has purchased approximately 70 acres of undeveloped real estate located in Temecula, this segment has not yet begun full-scale operations. To date, our Ranch Segment has obtained a portion of the permits and approvals required for it to begin construction of vineyard estate homes. Our Resort Segment has identified approximately 25 acres of property also located in Temecula on which it hopes to construct its planned Sorrento Resort, Vineyard and Winery.

In order for us to begin full-scale operations, we will be required to obtain approximately $50 million in additional capital, of which there is no assurance. See Item 1A. Risk Factors.

Since our July 14, 2014, inception, we have generated no revenues and, through June 30, 2016, our accumulated deficit was $453,993. We do not expect to begin to derive revenues from our operations prior to the first quarter of 2017, at the earliest.

We maintain our principal offices at 17800 Castleton Street, Suite 300, City of Industry, California 91748; our telephone number is (626) 581-3335; our web site is www.hstone.us. No information found on our website is part of this Annual Report on Form 10-K.

Our Mission

We intend to become a large residential real estate development and construction company centered in Temecula, California, specializing in the construction and sale of luxury vineyard estate homes and to provide, during and after estate home construction, extensive special services to the owners of the estate homes. In addition, we intend to construct and operate a five-star hotel, spa and winery to be known as "Sorrento Resort, Spa and Winery", also in the Temecula area.

Our Competitive Strengths and Weaknesses

We believe our company has the following competitive strengths:

   • our sales and marketing contacts in China and other countries in the region;
   • our relationships with California-based construction support companies; and
   • our low overhead.

We believe our company has the following competitive weaknesses:

•	our management has no experience in the real estate development, home construction and hospitality industries; and
   • our lack of capital.

Current and Recent Activities

Since our inception, we have acquired, in three separate transactions, approximately 70 acres of unimproved real estate located in Temecula, California. These acquisitions were completed after our management completed its due diligence with respect to each of the properties. Included in such due diligence efforts were informal feasibility studies with respect to each property, to the effect that such properties would be beneficial to the efforts of our Ranch Segment. We intend to construct our first vineyard estate home development on this land. However, we do not currently possess sufficient capital to complete these objectives. See Item 1A. Risk Factors.

Currently, we are under construction on our first estate home development. To date, we have completed the grading and are installing the off-site utilities required to provide services to the development. With respect to our approximately 50 acre property, we have completed, or still must complete, the following:

Completed
   • completed the preliminary application for the subdivision of property;
   • Successfully addressed comments and concerns from county agencies with jurisdiction;
   • completed required environmental and physical studies with respect to property;
   • completed foundation level, General Plan Amendment for a change of zone and policy area;
   • completed design of tract map and submitted for approval; and
   • completed initial land development hearing (county) - projected approval is February 2017.

Still to Complete
   • submit complete improvement plans to county for review and approval - expected time frame for approval is between four and six month subsequent to project approval in February 2017.
   • commence street and other property improvements subsequent to improvement plan approval – approximately three months to complete;
   • record final tract map, upon completion of improvements;
   • submit grading and building plans for approval, upon recording final tract map – approximately three months for building approval; start home construction.

Also, we have identified approximately 25 acres of property in Temecula on which we intend to build and operate our planned Sorrento Resort, Vineyard & Winery. However, we do not currently possess sufficient capital to complete these objectives. See Item 1A. Risk Factors.

Recent Trends

Housing markets in the United States experienced a prolonged downturn from 2006 to 2012. Currently, however, we believe that attractive land acquisition opportunities are available for companies with the financial strength to take advantage of them. We expect to become a company whose financial position will allow it to pursue opportunities from a position of strength, such that we will be able to engage in land acquisitions that we believe provide highly profitable opportunities. However, there is no assurance that we will be able to achieve such position of financial strength.

Properties

Ranch Real Estate. To date, our Ranch Segment has acquired three parcels of undeveloped real estate in the city of Temecula, California. One of these parcels contains approximately 50 acres, while each of the other two parcels contains approximately 10 acres. Temecula is located in the southwest portion of Riverside County, in Southern California, approximately 80 miles south of Downtown Los Angeles.

The property of approximately 50 acres is secured by a deed of trust that secures the repayment of a $750,000 promissory note issued by us in purchasing this property. See Item 1A. Risk Factors.

Resort Real Estate. At such time as we obtain sufficient funds, our Resort Segment intends to acquire a single 25-acre parcel of undeveloped real estate in the city of Temecula, California, on which we intend to construct and operate our planned Sorrento Resort, Vineyard and Winery. However, we do not currently possess sufficient capital to complete this objective. See Item 1A. Risk Factors.

Offices. In the near future, we intend to establish our primary office in a high quality office space in a modern office building located in the City of Industry, California. The office space will be adequate for our needs for at least the first year of our operations. In addition, as our business grows, we intend to establish and maintain satellite offices in Temecula, California, Hong Kong and in the Republic of China (Taiwan).

Ranch Segment

General. Our Ranch Segment intends to begin its real estate development activities with the approximately 70 acres located in Temecula purchased by us recently.

Once we have obtained the necessary permits and other authorizations, initially, we will offer four home designs, each of which will contain approximately 10,000 square feet of living area and will be priced between $5,000,000 and $7,000,000. The four architecturally-inspired design choices for homes are:

Quinta Ranch Home (Spanish motif)	Castle Ranch Home (German motif)
Ranch Chateau (French Country motif)	Hollywood Ranch Home (contemporary California motif)

In addition, each of our five-acre vineyard estate homes will contain a small, two-acre vineyard capable of producing small commercial quantities of wine.

Each of the four styles of homes will incorporate some or all of the following features:

•	Bedrooms and Baths—Upstairs Master Bedroom, Guest Bedroom Suite, two Master Suites, a Teen Suite with a Jack & Jill Bath and an In-law Quarters/Apartment.

   • Kitchen—Center Island, Walk-in Pantry, Eating Bar, Breakfast Nook.

•	Interior Features—Family Room, Hobby/Recreation Room, Gym/Exercise Room, Main Floor Laundry, Media Room, Loft/Balcony, Formal Dining Room, Formal Living Room, Den/Office/ Computer Room.

   • Exterior Features—Covered Rear Porch, Sun Deck, Outdoor Kitchen.

•	Unique Special Features—Grand Entry/Elevator, Dual Circular Staircases, Vaulted dramatic Ceilings, Tennis Court, Basketball Court, Wine Cellar, Two Acre Vineyard and Personal Helipad.

   • Garage—Oversized Three-car Garage.

We intend to provide with each home a variety of electronic and high-technology features, such as ethernet ports and/or modem docks, whole-house music systems, climate control and other similar features.

Customers will have the option to further customize their estate designs above and beyond our planned concepts, but will be responsible for the costs associated with those special design changes.

We also intend to expand the available architectural choices for our homes as the business develops. There can be no assurance, however, that our business will develop sufficiently to require the addition of additional home styles.

Key Alliances. Since our inception, our management has initiated contact with numerous large construction companies, design companies and suppliers of building supplies. As a result of these efforts, our management has identified the service and supplies providers who are believed to be in a position to best perform these needed functions on behalf of our company. We have retained a construction company, Koll Custom Homes, to lead the development and construction of our vineyard estate neighborhoods, including our estate homes. Pursuant to our agreement, Koll Custom Homes is to facilitate civil designs and background investigation of our property for the purpose of obtaining subdivision final approval plans for use in bidding and budgeting purposes. To date, total payments to Koll Custom Homes for these services have totaled approximately $965,900 and, upon their conclusion, such payments are estimated to have totaled approximately $1,000,000. The identified design company would lead the vineyard estate home design activities, including customization of the services that will be available to owners of our estate homes. The identified supplier of building supplies would be the primary source of building supplies for our construction operations.

We have not yet formalized an alliance with the identified design company and the identified supplier. Upon the first to occur of the sale of the first of our vineyard estate homes and our obtaining approximately $2.5 million with which to construct a model vineyard estate home, we will formalize these alliances. However, our identified design company and supplier may not be available to us and it is possible that we will be required to locate alternative providers, which we would not expect to adversely affect our operations.

Land Acquisition and Development. Our long-term objective is to control a portfolio of properties to meet our anticipated estate home sales requirements for a period of approximately five years. We will acquire land only after completing due diligence and, in certain cases, feasibility studies. With respect to the approximately 70 acres purchase by us, we conducted the due diligence deemed necessary by our management. Included in such due diligence efforts were informal feasibility studies with respect to each property to the effect that such properties would be beneficial to the efforts of our Ranch Segment.

In determining whether a formal feasibility study is necessary with respect to a prospective land acquisition target, our management considers its familiarity with the geographical area in which the property is located. For example, because the properties we currently own are located in close proximity to the area where our management lives and works, they determined that only an informal feasibility was necessary, given their familiarity with the local economy and its development patterns. It is expected that, as we seek to acquire properties outside our management's area of familiarity, we will engage consultants to perform formal feasibilities studies with respect to such properties. We believe that this strategy for conducting feasibility studies does not present a risk to the development of our properties, current and future, if any.

Our direct land acquisition activities are expected to include only the purchase of unimproved land from third parties. It is probable that our purchases will be of unentitled or unzoned land.

Once we have acquired a property, we will obtain governmental and other approvals necessary to begin the development process. Following this process, the land will be graded, roads, utilities, amenities and other infrastructures installed and individual estate homes constructed.

Materials Costs. Substantially all materials used in construction are available from a number of sources, but may fluctuate in price due to various factors. It is possible that we will experience shortages of certain materials. If shortages occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past. Such circumstances could have an adverse effect on our company's future results of operations and/or financial condition.

Marketing and Sales. Our primary marketing efforts will target foreign investors throughout the world, with a focus on investors from China.

A 2014 report by Hurun, a leading research company on Chinese tycoons, states "that 60% of China's wealthy have emigrated, or are planning to do so, to another country." Our management understands that real estate is the preferred overseas investment for wealthy Chinese, that the United States is the preferred country for these overseas investments and that Los Angeles is the preferred metropolitan area for these overseas investments. Our management expects that, during the foreseeable future, wealthy Chinese will represent the largest percentage of purchasers of our estate homes.

Our successful marketing of our estate home developments in the highly competitive housing industry will depend on our ability to create a sense of excellence in the eyes of our potential customers, as well as our ability to communicate a point of difference between other homes and our estate homes.

For each of our neighborhoods, we will attempt to develop and provide a luxury living environment without peer, starting with our commitment to customer satisfaction and fulfilling their wishes. Our commitment to quality and comfort will include abundant safety measures, including 24-hour on-staff service, live telephone answering service and a website that handles all complaints instantly.

Our marketing and sales material will promote the extensive technological amenities available within our estate homes. Further, we will seek to differentiate our estate home neighborhoods by guaranteeing the full satisfaction of each of our customers after completion of construction.

We believe that our most important and effective marketing program will be customer word-of-mouth. Because we will be developing luxury estate homes in California, we will be highly visible to Chinese home buyers. Along with word of mouth, our most consistent form of promotion will come from our website and conventions that we intend to hold in Los Angeles, Hong Kong and China. Rewards will be given to estate home clients that refer new clientele to our company. We are confident that our high level of overall quality will create a strong demand for our estates and services.

In the near future, we will begin accepting applications for our luxury vineyard estate homes. Each estate home will cost between $5,000,000 and $7,000,000. We will require a 50% deposit with the application. An estate home purchaser must complete his final design within 30 days of his application being approved by us. After construction of a purchaser's estate home is completed, which is estimated to be approximately 18 months, payment of the remaining sales price will be collected.

Customer Service.

During Construction. We believe that a prompt and courteous response to an estate home purchaser's needs during construction will reduce post-closing repair costs, enhance our reputation for high quality service and, ultimately, lead to referral business from our estate home purchasers. Our personnel will be trained to provide exceptional service throughout the construction process, which service will be provided as part of the estate home purchase price.

After Construction. In conjunction with the sale of homes, our company is planning to provide to purchasers of our estate homes, a wide array of personal services designed to enhance the luxury estate home lifestyle. For additional fees, the following services, among others, will be made available to estate home purchasers:

•	Security Service	•	Vineyard Management
•	Yard Maintenance	•	Wine Making
•	House Cleaning, including windows	•	Shopping/ Delivery Services

Warranties. We intend to provide each estate home owner with product warranties covering workmanship and materials for one year, certain mechanical systems for two years and structural systems for ten years from the time of closing. We expect that our warranty program will meet or exceed terms customarily offered in the estate home building industry. The subcontractors who perform most of the actual construction will also be required by us to provide warranties on workmanship.

Competition. The home construction industry is fragmented and highly competitive. We will compete with numerous other national, regional and local home constructors for buyers, desirable properties, raw materials, skilled labor, employees and management talent. We also compete with resales of existing and foreclosed homes and with the rental housing market. We expect that our homes will compete on the basis of quality, price, design and location. There is no assurance that we will compete successfully in our market.

Governmental Regulation and Environmental Matters. The home construction industry is subject to extensive and complex regulations. We will be required to comply with many federal, state and local laws and regulations, including zoning, density and development requirements, building, environmental, advertising, labor and real estate sales rules and regulations. These regulations and requirements will affect substantially all aspects of our land development and home design, construction and sales processes. Our homes will be inspected by local authorities where required. These regulations often provide broad discretion to the administering governmental authorities. In addition, our future developments may be subject to various assessments for schools, parks, streets, utilities and other public improvements.

Our home construction operations will also be subject to an extensive variety of local, state and federal statutes, ordinances, rules and regulations concerning protection of health, safety and the environment. The particular environmental laws for each site vary greatly according to location, environmental condition and the present and former uses of the site and adjoining properties.

Seasonality. Due to the style of the subdivisions and homes we will build, we do not expect that our sales will be materially affected by the seasonality commonly experienced by home constructors.

Resort Segment

General. At such time as we obtain sufficient funds, our Resort Segment intends to acquire one or more parcels totaling approximately 25 acres of undeveloped real estate in the city of Temecula, California, on which we intend to construct and operate our planned Sorrento Resort, Vineyard and Winery. However, we do not currently possess sufficient capital to complete this objective.

Development. It is intended that our Resort Segment will build the Sorrento Resort, Vineyard & Winery on approximately 25 acres of prime Temecula real estate. Sorrento Resort is to include a 60,000 square foot facility, which will include a five-star hotel and spa, retail sales space, restaurants and a state-of-the-art hospitality facility. The hotel is to include 50 large, luxurious suites with sweeping panoramic views of the Temecula Valley and its vineyards.

The hospitality center is to be situated above the underground barrel cellar and tunnel that connects with the facility's winery. Underground parking is to be built underneath the hospitality center. Just beyond the hospitality center, we intend to create a landscaped park setting, including terraced lawns for private outdoor events. We believe that the hospitality center and surrounding areas will make the resort an attractive recreational and social destination for tourists and local residents.

Competition. The segments of the hospitality industry in which we operate are subject to intense competition. Our principal competitors are other operators of luxury, full-service and focused-service hotels and timeshare properties, including other major hospitality chains with well-established and recognized brands. We also compete against smaller hotel chains, independent and local hotel owners and operators and independent timeshare operators. If we are unable to compete successfully, our revenues or profits would be impaired.

Seasonality. The hospitality industry is seasonal in nature. The periods during which our lodging properties experience higher revenues vary from property to property, depending principally upon location and the customer base served. We generally expect our revenues to be lower in the first quarter of each year than in each of the three subsequent quarters with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of our industry may contribute to fluctuations in our results of operations and financial condition.

Water-Related Issues and Natural Disasters

Water-Related Issues. Due to the ongoing severe drought in California, it is possible that mandatory water usage limitations will be implemented. In addition, it is possible that new, far-reaching limitations on the use of ground water on a landowner's own property could be imposed by the State of California or by one or more local governments. To the extent that any such water usage limitations are imposed, our business and financial condition may be adversely affected.

Natural Disasters. Because our real estate development and home construction activities are expected to be located primarily in Southern California, we will be faced with the risks of potential large earthquakes and flooding, among other natural disasters. To the extent that any such natural disaster occurs, our business and financial condition may be adversely affected.

Insurance

We intend to carry adequate insurance to cover any claims made against us. However, these claims could prove to be costly to defend and resolve in the legal system. There is no assurance that our future insurance policies will be adequate to protect us from adverse financial situations.

Intellectual Property

We regard our current and future trademarks, service marks and business know-how as having significant value. Our policy is to establish, enforce and protect our intellectual property rights using the intellectual property laws, as necessary.

Employees

We currently have no employees other than our two officers. Our business development, corporate administration, business operations and financial reporting functions are overseen directly by our President. Our Secretary oversees record keeping. We intend to hire a small number of employees, at such times as our business conditions warrant. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed, on a consulting basis.

Available Information

Heavenstone Corp. files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The public may read and copy any materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

We also make available, free of charge through our internet website (www.hstone.us), our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risk factors set forth below, as well as the other information contained in this Annual Report on Form 10-K, in connection with evaluating our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements in this Item 1A. Risk Factors are forward-looking statements

Risks Related to Our Financial Condition

Our lack of operating history makes it difficult to predict our future operating results.

We were incorporated on June 13, 2014. For the period from our inception date for financial reporting purposes, July 14, 2014, through June 30, 2016, we had no revenues and incurred a net loss of $(453,993). (See "'True' Inception Date" under "Note 2. Summary of Significant Accounting Policies" to the financial statements included in this Annual Report on Form 10-K).

Because we have a limited operating history, it is difficult to forecast our future operating results. Additionally, our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other factors, efficiently deploying our capital, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our company as a constructor of high-quality estate homes. Our ability to generate future revenues will be dependent on a number of factors, including overall demand for our estate homes and market competition. As with any investment in a company with a limited operating history, ownership of our common stock involves a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his investment.

If we do not obtain additional funding for our operations, the value of our common stock could be adversely affected.

As of June 30, 2016, we had cash of $52,592. Currently, we possess approximately $315,000 in cash. We are in need of operating capital and there is no assurance that we will be able to obtain such capital. In the absence of the receipt of additional funding, we may be required to scale back current operations or cease operations completely. Additionally, we do not have sufficient financial resources to implement our full-scale business plan. Specifically, we lack the capital to begin construction of our first vineyard estate home development or our planned Sorrento Resort, Vineyard & Winery. No assurance can be given that we will be able to obtain additional funds.

In addition, if we are not successful in earning revenues once we have started our business activities, we may require additional financing to sustain business operations. Currently, we do not have any arrangements for financing and can provide no assurance to investors that we will be able to obtain financing when required. Obtaining additional financing would be subject to a number of factors, including our ability to attract purchasers of our estate homes. These factors may have an effect on the timing, amount, terms or conditions of additional financing and make such additional financing unavailable to us.

No assurance can be given that we will obtain access to capital markets in the future or that financing, adequate to satisfy the cash requirements of implementing our business strategies, will be available on acceptable terms. Our inability to gain access to capital markets or obtain acceptable financing could have a material adverse effect upon our results of operations and financial condition.

We could lose ownership of our largest property, if we fail to repay certain indebtedness.

In connection with our purchase of approximately 50 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in November 2019. This promissory note is secured by a deed of trust in favor of the selling party. Should we fail to repay the $750,000 in accordance with its terms, it is possible that the beneficiary of the deed of trust could foreclose on such property. In such a circumstance, our financial position and operating results would be negatively affected.

We may not be able to repay certain loans on time.

In connection with our recent purchases of three separate parcels of real property, we borrowed, in three separate transactions, a total of $2,100,000 from our majority shareholder. The principal and accrued interest on all three of these loans is due and payable in October 2016. Currently, we do not possess sufficient funds to repay these loans and there is no assurance that we will ever obtain sufficient funds to repay these loans on time. In such circumstance, our financial condition could become impaired, to the detriment of our business operations and operating results.

Risks Related to Our Business - In General

Changes in general economic and political conditions affect consumer spending and may harm our revenues, operating results and/or liquidity.

The U.S. is currently in a slow recovery from an economic recession. Our management believes that these weak general economic conditions will continue through 2016. Even though sales of luxury homes in California are currently relatively strong, the ongoing impacts of high unemployment and/or withdrawal from the workforce and financial market weakness may exacerbate current economic conditions. As the economy continues to display weakness, fewer people may enter the market for new estate homes. Such a reduction in potential purchasers of new estate homes could adversely impact the operating results of our Ranch Segment.
In addition, due to the continuing weakness in the economy, it is possible that our Resort Segment, once it establishes its operations, if ever, will not operate profitably.

Our lack of operating history makes it difficult to predict our future operating results.

We were incorporated in June 2014. Because we have a limited operating history, it is difficult to forecast our future operating results. Additionally, once established, our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other factors, efficiently deploying our capital, developing and implementing our marketing campaigns and strategies and developing awareness of our Ranch Segment's new luxury vineyard estate homes and our Resort Segment's resort property. As with any investment in a company with a limited operating history, ownership of our common stock involves a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his investment.

We may be unable to obtain sufficient capital to pursue our growth strategy.

Currently, we do not have sufficient financial resources to implement our complete business plan. Specifically, we lack the capital to begin construction of our first model luxury vineyard estate home or to construct our planned resort property. There is no assurance that we will be able to generate revenues or attract capital investment sufficient to sustain our operations, nor can we assure you that we will be able to obtain additional sources of financing at all.

We currently depend on our President; the loss of this officer could disrupt our operations and adversely affect the development of our business.

Our success in establishing our business plan will depend on the continued service and on the performance of our President, Jack Jie Qin, and, as we grow, other executive officers and key employees. We have not entered into an employment agreement with Mr. Qin. It is likely that we will do so in the near future, though no terms of employment have been finalized. The loss of services of our key personnel for any reason could seriously impair our ability to execute our business plan, which could have a materially adverse effect on our business and future results of operations. We have not purchased any key-man life insurance.

Our officers lack experience in the real estate development, home construction and hospitality industries.

While our officers possess extensive business experience, none of these persons has experience within the real estate development, home construction and hospitality industries. Given their lack of experience in these industries, there is no assurance that our officers will be successful in implementing our plan of business.

Our management serves us on a part-time basis and conflicts may arise.

Jack Jie Qin and William E. Sluss perform employee-like services for us on a part-time basis. Mr. Qin has committed to working up to 10 hours per week and Mr. Sluss has committed to working up to 10 hours per week for the benefit of our company. Except for a stock bonus paid to Mr. Sluss, neither of Messrs. Qin and Sluss have not been compensated for their services to date and have agreed to work for no cash remuneration, until such time as we generate sufficient revenues for the payment of salaries to our management. We have not entered into employment agreements with either of Messrs. Qin and Sluss; we expect to enter into employment agreements with Messrs. Qin and Sluss at an as-yet-to-be-determined time in the future. Messrs. Qin and Sluss have other work-related responsibilities outside of our company. While each will seek to devote sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of these key personnel.

Our officers do not have employment agreements with us and could cease working for us at any time, thereby causing us to cease our operations.

Our officers do not have employment agreements with us. In the absence of employment agreements with a restrictive covenant on their part, these persons could leave us at any time and commence working for a competing company. Accordingly, the continued services of our officers cannot be assured. If any of our officers were to cease working for us, we might be forced to cease operations.

If we are unable to manage future expansion effectively, our business may be adversely impacted.

In the future, we may experience rapid growth in our business, which could place a significant strain on our operations, in general, and our internal controls and other managerial, operating and financial resources, in particular. If we do not manage future expansion effectively, our business will be harmed. There is, of course, no assurance that we will enjoy rapid development in our business.

Our business plan is not based on independent market studies, so we cannot assure you that our strategy will be successful.

We have not commissioned any independent market studies concerning any facet of the real estate development industry, the construction industry or the hospitality industry. Rather, our plans for implementing our business strategy and achieving profitability are based on the experience, judgment and assumptions of our management and upon other available information concerning each of these industries. If our management's assumptions prove to be incorrect, we will not be successful in our efforts.

We will need to attract additional management personnel.

We believe our current officers will be able to satisfy our senior management needs for the initial phase of our business plan. Thereafter, we will be required to hire additional executive officers and other staff members with experience in various aspects of our Ranch Segment's planned operations and our Resort Segment's planned operations. Our inability to hire or retain experienced personnel would severely limit our ability to develop successfully our operations.

Supply shortages and other risks related to materials and skilled labor could increase costs and delay deliveries.

The home construction industry has, from time to time, experienced significant difficulties that can affect the cost or timing of construction, including shortages of qualified subcontractors, reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized, shortages of materials and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of home construction costs. These factors may cause us to take longer or incur more costs to build our homes and adversely affect our Ranch Segment's profitability. If the level of new home demand increases significantly in future periods, the risk of shortages in needed labor and materials available to our Ranch Segment could increase. Additionally, our Resort Segment could experience similar shortages and risks, once construction of our planned resort property is commenced.

Governmental regulations and environmental matters could increase the cost and limit the availability of our real estate development projects, adversely affecting our business or financial results.

Because both our business segments, to varying degrees, will be involved in real estate development, our company will be subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or home construction.

We will also be subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and home construction activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant.

We will also be subject to other local, state and federal laws and regulations, including laws involving matters that are not within our control. If we fail to comply with all applicable laws, we can suffer damage to our company's reputation and may be exposed to possible liability.

Natural disasters may have a significant impact on our business.

Because our real estate development, home construction and hospitality operations are expected to be located primarily in South California, we will be faced with the risks of potential large earthquakes and flooding, among other natural disasters. To the extent that any such natural disaster occurs, our business and financial condition may be adversely affected.

Water scarcity in California and expected usage limitations could adversely affect our business.

Due to the ongoing drought in California, it is possible that mandatory water usage limitations will be implemented. In addition, it is possible that new, far-reaching limitations on the use of ground water on a landowner's own property could be imposed by the State of California or by one or more local governments. To the extent that any such water usage limitations are imposed, our business and financial condition may be adversely affected.

Our business and financial results could be adversely affected by significant inflation.

Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, we may be precluded from raising home prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Potential future acquisitions could be difficult to locate and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results.

As part of our business strategy, we intend to consider acquisitions of home construction and related businesses, as such acquisition opportunities become available to us. However, we may not find suitable acquisition opportunities. Acquisitions involve numerous risks, any of which could harm our business, including:

•	difficulties in integrating the operations, technologies, products, existing contracts, accounting processes and personnel of the target company and realizing the anticipated synergies of the combined businesses;
•	difficulties in supporting customers of the target company or assets;
•	diversion of financial and management resources from our then-existing operations;
•	the price we pay or other resources that we devote to an opportunity may exceed the value we realize, or the value we could have realized, if we had allocated the purchase price or other resources to another opportunity;
•	potential loss of key employees, customers and strategic alliances from either our current business or the business of the target company;
•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the products or services of the target company; and
•	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing convertible debt or equity securities, our existing shareholders' ownership may be diluted. As a result, if we fail properly to evaluate acquisitions, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of those that we anticipate. The failure to evaluate and execute successfully acquisitions or otherwise adequately address these risks could materially harm our business and financial results and, in turn, the market price for our common stock.

Risks Related to Our Business - Ranch Segment

The home construction industry experienced a significant downturn in recent years. Although industry conditions have improved during the past two years, the general U.S. economy remains weak. A subsequent deterioration in industry conditions could adversely affect our business or financial results.

The United States experienced one of the most severe housing downturns in its history, from 2006 through 2011. Overall demand for new homes, particularly luxury new homes, has improved since 2011. However, it is possible that the current economic conditions could have a negative effect on our business and financial results.

The home construction industry is cyclical and affected by changes in economic, real estate or other conditions that could adversely affect our business or financial results.

The home construction industry is cyclical and is significantly affected by changes in general economic and real estate conditions, such as employment levels, interest rates, consumer confidence and housing demand. Adverse changes in these conditions or deterioration in the broader economy could have a negative impact on our business and financial results. Weather conditions and natural disasters, including earthquakes, wildfires, droughts and floods, could harm our home construction business. These events have the potential to cause a delay in our development work, home construction and home closings, adversely affect the cost or availability of materials or labor or damage homes under construction.

The risks associated with our Ranch Segment's land and lot inventory could adversely affect our Ranch Segment's business or financial results.

Inventory risks will be substantial for our Ranch Segment's home construction business. There are risks inherent in controlling, owning and developing land. If demand for our luxury vineyard estate homes declines, we may not be able to build and sell homes profitably. Also, the values of our owned undeveloped land and building lots may fluctuate significantly due to changes in market conditions. These risks could cause our Ranch Segment's financial performance to be adversely affected.

Home construction is subject to home warranty and construction defect claims in the ordinary course of business that can be significant.

Our Ranch Segment will be subject to home warranty and construction defect claims arising in the ordinary course of our home construction business. Our Ranch Segment expects to rely on subcontractors to perform the actual construction of our homes and, in many cases, to select and obtain construction materials. While we will provide detailed specifications and monitoring of the construction process, our subcontractors could use improper construction processes or defective materials in the construction of our homes. Should such issues arise, we intend to repair them in accordance with our warranty obligations, which could cause us to expend significant resources. We will be subject to construction defect claims and, although we intend to carry adequate insurance to cover any such claims, these claims could prove to be costly to defend and resolve in the legal system. Warranty and construction defect matters could also result in negative publicity for our company, which could damage our reputation and adversely affect our ability to sell homes.

Construction costs can fluctuate and impact our margins.

The home construction industry has, from time to time, experienced significant difficulties, including shortages of qualified tradespeople; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the prices of lumber, drywall and cement, which are significant components of home construction costs. Our Ranch Segment may not be able to recapture increased costs by raising prices because of either market conditions or because we will fix our prices at the time luxury vineyard estate home sales contracts are signed.

Our Ranch Segment may be required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows.

We expect that our Ranch Segment will be required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, the results of our Ranch Segment's operations and cash flows could be adversely affected.

Home construction is a highly competitive industry and such reality could adversely affect our Ranch Segment's business or financial results.

The home construction industry is fragmented and highly competitive. Home constructors compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Our Ranch Segment will compete against local, regional and national home constructors. We will also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the home construction industry could negatively affect our sales volumes and selling prices. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

As our company grows, we will compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals will likely increase if business conditions improve in the home construction industry or in the general economy. If we are unable to attract and retain key employees, managers or executives, the business of our Ranch Segment could be adversely affected.

Risks Related to Our Business - Resort Segment

Our Resort Segment can be expected to be subject to the business, financial and operating risks common to the resort hotel business, any of which could reduce our revenues and limit opportunities for growth.

Business, financial and operating risks common to the hotel business, such as our planned Resort Segment, include:

•	significant competition from hospitality providers in all parts of the world;
•	the costs and administrative burdens associated with complying with applicable laws and regulations;
•	changes in desirability of our chosen geographic region location;
•	decreases in the demand for five-star hotel rooms or due to general economic conditions;

•	statements, actions or interventions by governmental officials related to travel, meetings or other aspects of hotel business and operations;
•	the impact of internet intermediaries and other new industry entrants on pricing and the value of our brand and our increasing reliance on technology;
•	health, safety and environmental laws, rules and regulations and other governmental and regulatory action; and
•	changes in operating costs including, but not limited to, energy, water, labor costs (including the impact of labor shortages and unionization), food costs, workers' compensation and health-care related costs, insurance and unanticipated costs, such as acts of nature and their consequences.

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our Resort Segment's results of operations and financial condition.

The hospitality industry is seasonal in nature. We generally expect our Resort Segment's revenues to be lower in the first quarter of each year than in each of the three subsequent quarters, with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of the hospitality industry may contribute to fluctuations in our Resort Segment's results of operations and financial condition.

Because our Resort Segment will operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively.

The segment of the hospitality industry in which we expect to operate is subject to intense competition. Our principal competitors will be other operators of luxury, full-service and focused-service hotels, including major hospitality chains with well-established and recognized brands. If we are unable to compete successfully, our Resort Segment's revenues or profits would be impaired.

Our Resort Segment will face competition for individual guests, group reservations and conference business. We will compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of accommodations, customer satisfaction and amenities. Our competitors may have greater financial and marketing resources, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively.

Our Resort Segment will be exposed to risks and costs associated with protecting the integrity and security of our guests' personal data and other sensitive information.

Our Resort Segment will be subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. Our Resort Segment will collect internal and customer data, including credit card numbers and other personally identifiable information, for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences, to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with applicable data collection and privacy laws or with credit card industry standards or other applicable data security standards.

In addition, states and the federal government have recently enacted additional laws and regulations to protect consumers against identity theft. These laws and similar laws in other jurisdictions have increased the costs of doing business, and failure on our part to implement appropriate safeguards or to detect and provide prompt notice of unauthorized access as required by some of these laws could subject us to potential claims for damages and other remedies. If we were required to pay any significant amounts in satisfaction of claims under these laws, or if we were forced to cease our business operations for any length of time as a result of our inability to comply fully with any such law, our business, operating results and financial condition could be adversely affected.

Our Resort Segment may experience construction delays or cost overruns that could adversely affect our operations.

Construction projects, such as our proposed resort property, entail significant risks, which can substantially increase costs or delay completion of a project. Such risks include shortages of materials or skilled labor, unforeseen engineering, environmental or geological problems, work stoppages, weather interference and unanticipated cost increases. Most of these factors are beyond our control. In addition, difficulties or delays in obtaining any of the requisite licenses, permits or authorizations from regulatory authorities can increase the cost or delay the completion of an expansion or development.

Our insurance coverage may not be adequate to cover all possible losses that our Resort Segment could suffer. In addition, our insurance costs may increase and we may not be able to obtain the same insurance coverage in the future.

We may suffer damage to our property caused by a casualty loss (such as fire, natural disasters, acts of war or terrorism), that could severely disrupt our business or subject us to claims by third parties who are injured or harmed. The lack of sufficient insurance for these types of acts could expose our Resort Segment to heavy losses if any damages occur, directly or indirectly, that could have a significant adverse impact on our Resort Segment's operations.

Risks Concerning Our Common Stock

There is no market for our common stock.

No market for trading our common stock currently exists. However, we intend to establish a trading market for our common stock, though no such market is expected to develop until the fourth quarter of 2016, at the earliest. We cannot assure you that a trading market for our common stock will ever commence. See Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Concentration of ownership of our Common Stock may prevent new investors from influencing significant corporate decisions.

Currently, our majority shareholder will own approximately 98% of our outstanding common stock. This shareholder will be able to control our management and our affairs. This shareholder will be able to control matters requiring the approval by our shareholders, including the election of directors, any merger, consolidation or sale of all or substantially all of our assets, and any other significant corporate transaction. This concentration of ownership may also delay or prevent a future change of control of our company at a premium price, if this shareholder opposes it.

Purchasers of our common stock will suffer dilution in the net tangible book value of the common stock they purchase.

Purchasers of our common stock can expect to suffer immediate dilution, due to the lower book value per share of our common stock compared to their respective purchase prices per share.

Our board of directors is authorized to issue shares of preferred stock, which may have rights and preferences detrimental to the rights of the holders of our common stock.

Our company is authorized to issue up to 50,000,000 shares of preferred stock, $.0001 par value. As of the date of this Annual Report on Form 10-K, we have not issued any shares of preferred stock. Our preferred stock may bear such rights and preferences, including dividend and liquidation preferences, as our board of directors may fix and determine from time to time. Any such preferences may operate to the detriment of the rights of the holders of our common stock.

We do not intend to pay dividends on our common stock.

We intend to retain earnings, if any, to provide funds for the implementation of our business strategy. We do not intend to declare or pay any dividends in the foreseeable future. Therefore, there can be no assurance that holders of our common stock will receive any cash, stock or other dividends on their shares of our common stock, until we have funds which our board of directors determines can be allocated to dividends.

As a public company, we will incur audit fees and legal fees in connection with the preparation of our required financial reporting under the Exchange Act, which costs could reduce or eliminate our ability to earn a profit.

As a public company, we are required to file periodic reports with the SEC. In order to comply with these requirements, our independent registered public accounting firm will be required to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel will be required to review and assist in the preparation of such reports. While the fees charged by these professionals for their services cannot be accurately predicted at this time, it can be expected that these fees will have a significant impact on our ability to earn a profit. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information and the trading price of our common stock, if a market ever develops, could drop significantly.

The elimination of monetary liability of our directors, officers and employees under Nevada law and the existence of indemnification rights in favor of our directors, officers and employees may result in substantial expenditures by our company and may discourage lawsuits against our directors, officers and employees.

Our bylaws contain a specific provision that eliminates the liability of directors for monetary damages to our company and our shareholders. Further, we intend to give such indemnification to our directors and officers to the extent provided by Nevada law. We may also have contractual indemnification obligations under employment agreements with our executive officers. The foregoing indemnification obligations could result in our incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which we may be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our shareholders against our directors and officers, even though such actions, if successful, might otherwise benefit our company and our shareholders.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act, and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless, in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter, if it were to occur, is likely to be very costly and may result in our receiving negative publicity, either of which factors are likely to materially reduce the market for, and price of, our common stock, if such a market ever develops.

The market price for our common stock can be expected to remain volatile.

If any when we establish a trading market for our common stock, our common stock is unlikely to be followed by any market analysts and it can be expected that there may be few institutions that will act as market makers for our common stock. This circumstance could adversely affect the liquidity and trading price of our common stock. Prices for our common stock may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to herein, investor perception and general economic and market conditions.

In addition, the securities markets have, from time to time, experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of October 13, 2016, we had 71,159,423 shares of common stock outstanding. 909,423 of these shares of common stock have been registered for resale pursuant to a registration statement on Form S-1 (Commission File No. 333-201314) and are freely tradable. Restricted or control shares may not be sold in the public market, unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

In the future, we may also issue securities if we need to raise capital in connection with a capital raise or acquisition. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then outstanding shares of common stock.

FINRA sales practice requirements may limit a shareholder's ability to buy and sell our common stock.

FINRA has adopted rules that relate to the application of the SEC's "penny stock" rules in trading our securities and require that a broker-dealer have reasonable grounds for believing that the investment is suitable for that customer, prior to recommending the investment. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.

Under interpretations of these rules, FINRA believes that there is a high probability that speculative, low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may have the effect of reducing the level of trading activity and liquidity of our common stock. Further, many brokers-dealers charge higher transactional fees for penny stock transactions. As a result, fewer broker-dealers may be willing to make a market in our common stock, thereby reducing a shareholder's ability to resell shares of our common stock.

Our common stock is subject to the "penny stock" restrictions which may cause a lack of liquidity.

SEC Rule 15g-9 establishes the definition of a "penny stock", for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. Our common stock will be considered a "penny stock" for the immediately foreseeable future. This classification may severely and adversely affect the market liquidity for our common stock. For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker-dealer approve a person's account for transactions in penny stocks and the broker-dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker-dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker-dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth the basis on which the broker-dealer made the suitability determination and that the broker-dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also must be made about the risks of investing in penny stocks in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our common stock. In addition, the liquidity for our common stock may decrease, with a corresponding decrease in the price of our common stock. Our common stock, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders may find it difficult to sell their common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

A description of our real property holdings is included in Item 1. Business.

We lease a small office in City of Industry, California, that is adequate for our current operations. We own office equipment necessary to conduct our current business.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                  STOCKHOLDER MATTERS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES.

Market Information

No market for trading our common stock currently exists. We are preparing our application to FINRA for the assignment of a trading symbol for our common stock. We cannot assure you that a trading market for the common stock will ever commence.

You should note that our common stock is likely to experience significant fluctuations in its price and trading volume. We cannot predict the future trading patterns of our common stock.

Holders

On October 13, 2016, the number of record holders of our common stock, excluding nominees and brokers, was 56 holding 71,159,423 shares.

Dividends

We have never paid cash dividends on our common stock. We intend to re-invest any future earnings into our company for the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Individual Compensation Arrangements	-0-	-0-	-0-

Recent Issuances of Unregistered Securities

During the year ended June 30, 2016, we issued unregistered securities not previously reported, as follows:

1. (a) Securities Sold. In February 2016, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Reaction Global; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

2. (a) Securities Sold. In February 2016, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Reaction Global; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

3. (a) Securities Sold. In June 2016, a $76,587 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to an insurance company; (c) Consideration. Such promissory note was issued in payment of certain insurance premiums; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

4. (a) Securities Sold. In March 2016, a $300,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $300,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

5. (a) Securities Sold. In May 2016, a $279,975 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Yang; (c) Consideration. Such promissory note was issued for $279,975 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

6. (a) Securities Sold. In June 2016, a $200,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Yang; (c) Consideration. Such promissory note was issued for $200,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

Subsequent to June 30, 2016, we have issued unregistered securities not previously reported, as follows:

7. (a) Securities Sold. In July 2016, a $170,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Yang; (c) Consideration. Such promissory note was issued for $170,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

8. (a) Securities Sold. In August 2016, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Yang; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

9. (a) Securities Sold. In September 2016, a $270,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Yang Cong; (c) Consideration. Such promissory note was issued for $270,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Jumpstart Our Business Startups Act of 2012

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

We may take advantage of these exemptions for up to five years or such earlier time that we are no longer an emerging growth company. We would cease to be an emerging growth company if we have more than $1 billion in annual revenue, we have more than $700 million in market value of our stock held by non-affiliates, or we issue more than $1 billion of non-convertible debt over a three-year period. We may choose to take advantage of some but not all of these reduced burdens. We have taken advantage of these reduced reporting burdens herein, and the information that we provide may be different than what you might get from other public companies in which you hold stock.

Cautionary Statement

The following discussion and analysis should be read in conjunction with our audited financial statements for the period from July 14, 2015 (inception), to June 30, 2015, and the year ended June 30, 2016, included elsewhere in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements. These forward-looking statements are based on our management's current expectations with respect to future events, financial performance and operating results, which statements are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this prospectus. The risks and uncertainties discussed herein could cause our actual results to differ from the results contemplated by these forward-looking statements.

Basis of Presentation – "True" Inception Date

While our company was incorporated in the State of Nevada in June 2104, we undertook no activities until July 14, 2014. Due to our having less than one year of actual operations, we determined, for financial statement purposes, our "true" inception date to be July 14, 2014, the date of first activities. The following discussion, as well as the accompanying financial statements, is presented in accordance with such determination.

Background and Recent Developments

We are a development-stage company that was incorporated under the laws of the State of Nevada on June 13, 2014. We intend to become a large real estate development and construction company with operations in the luxury vineyard estate home construction industry, our Ranch Segment, and the hospitality industry, our Resort Segment.

Until such time as the results of our operations require us to do so, this discussion will not present separate segment information.

Ranch Segment. Since our inception, we have acquired approximately 70 acres of unimproved real estate located in Temecula, California. We intend to construct our first vineyard estate home development on this land. However, we do not currently possess sufficient capital to complete these objectives. Recently, we started the permitting process necessary to begin construction on our first estate home development. See Item 1A. Risk Factors.

Resort Segment. We have identified one or more parcels totaling approximately 25 acres located in Temecula on which we intend to build and operate our planned Sorrento Resort, Vineyard & Winery. However, we do not have a contract to purchase this property and we do not currently possess sufficient capital to complete these objectives. See Item 1A. Risk Factors.

Principal Factors Affecting Our Financial Performance

We expect that our operating results will be primarily affected by the following factors:

   • our ability to obtain capital;
   • our ability to attract buyers for our estate homes;
   • our ability to attract guest to our planned resort property; and
   • our ability to contain our costs and maintain our low overhead.

Expected Financial Performance

Based on our current business plan, we expect to incur operating losses through at least the first quarter of 2017. However, because we do not yet possess capital to commence operations in the Ranch Segment, we cannot predict whether we will have any estate home sales prior to the end of such period.

We are still required to obtain approximately $4.5 million in order to begin full-scale operations in our Ranch Segment and approximately $50 million in order to begin full-scale operations in our Resort Segment, which includes the construction of our planned resort property. There is no assurance that we will be successful in obtaining this needed funding.

Results of Operations

For the Year Ended June 30, 2016. During the year ended June 30, 2016 (the "Current Period"), we generated no revenues and we do not expect to generate any revenues until the first quarter of 2017, at the earliest.

For the Current Period, we incurred a net loss of $(162,536). Until we begin full scale business operations, we expect our level of expenses to remain at the level of the Current Period.

For the Period from July 14, 2014 (inception), to June 30, 2015. During the period from July 14, 2014 (inception), to June 30, 2015 (the "Initial Period"), we generated no revenues.

For the Initial Period, we incurred a net loss of $(291,457). Included in the $291,457 in expenses for the Initial Period are legal and professional expenses of $177,309.
Plan of Operations

General. We require significant funding to achieve our objectives. Sources of funding are expected to be from sources of equity or debt financing, as well as from sales of our estate homes. As with any start-up company that offers unproven products, there is no assurance that our company will be successful with any level of additional funding.

Ranch Segment. Since our inception, our Ranch Segment has acquired approximately 70 acres of unimproved real estate located in Temecula, California. Our Ranch Segment intends to construct our first vineyard estate home development on these properties.

Currently, we are under construction on our first estate home development. To date, we have completed the grading and are installing the off-site utilities required to provide services to the development. With respect to our approximately 50 acre property, we have completed, or still must complete, the following:

Completed
   • completed the preliminary application for the subdivision of property;
   • Successfully addressed comments and concerns from county agencies with jurisdiction;
   • completed required environmental and physical studies with respect to property;
   • completed foundation level, General Plan Amendment for a change of zone and policy area;
   • completed design of tract map and submitted for approval; and
   • completed initial land development hearing (county) - projected approval is February 2017.

Still to Complete
   • submit complete improvement plans to county for review and approval - expected time frame for approval is between four and six month subsequent to project approval in February 2017.
   • commence street and other property improvements subsequent to improvement plan approval – approximately three months to complete;
   • record final tract map, upon completion of improvements;
   • submit grading and building plans for approval, upon recording final tract map – approximately three months for building approval;
   • start home construction.

We expect to have obtained all of the necessary permits and approvals by early 2017, at which time we will commence construction of our first vineyard estate home. However, due to the nature of this process, we cannot assure you that we will be able to accomplish these objectives by such date.

In addition, our Ranch Segment plans to offer a wide array of personal services to the owners of the estate homes during and after their being built. Because we believe that a prompt and courteous response to an estate home purchaser's needs during construction will reduce post-closing repair costs, enhance our reputation for high quality service and, ultimately, lead to referral business from our estate home purchasers, our personnel will be trained to provide exceptional service throughout the construction process, which service will be provided as part of the estate home purchase price.

Following the completion of construction and in conjunction with the sale of homes, our company is planning to provide to purchasers of our estate homes, a wide array of personal services designed to enhance the luxury estate home lifestyle. For additional fees, the following services, among others, will be made available to estate home purchasers:

•	Security Service	•	Vineyard Management
•	Yard Maintenance	•	Wine Making
•	House Cleaning, including windows	•	Shopping/ Delivery Services

Our Ranch Segment anticipates a long-term development of properties, generally in increments of between 10 and 50 homes, depending on the characteristics of the available properties, and to develop staff necessary to perform the planned services. On the approximately 70 acres owned by the Ranch Segment, we intend to construct the first 10 of our vineyard estate homes. We have completed a portion of the required permitting and approval process necessary to begin property improvement activities. It is anticipated that approval for our property improvements will have been obtained by the end of the first quarter of 2017, with home construction beginning during the first quarter of 2017. However, we will not be able to begin full-scale operations in our Ranch Segment, unless we first obtain approximately $6 million, $1 million for the completion of the required land improvements infrastructure construction and $5 million for the completion of our first model vineyard estate home. There is no assurance that we will be able to obtain such needed capital. Any inability to so obtain needed capital would negatively impact our ability to be successful in establishing our Ranch Segment. As a general policy, we do not intend to build our vineyard estate homes on speculation, that is, we do not intend to begin construction of a vineyard estate home, unless we have entered into a final, fully-funded construction contract with a purchaser. However, we are currently in the process of obtaining a loan for the construction of our first model home.

Resort Segment. Our Resort Segment has identified, but has not entered into a purchase contract for, one or more parcels totaling 25 acres of undeveloped real estate located in Temecula, California, on which we intend to construct and operate our planned Sorrento Resort, Vineyard and Winery. Currently, we do not possess adequate capital with which to complete the purchase of the identified property. To complete the purchase of this property and construction of the resort facility, we must obtain approximately $50 million in funding. Our management estimates that such $50 million would be applied in the following manner: $7.5 million for professional, consulting and broker fees and commissions; $3.0 million for pre-market advertising and marketing; $3.5 million for other pre-market costs and working capital; $2.6 million for the purchase of land; $5.0 million for land improvements and infrastructure; $6.0 million for equipment; and $22.4 million for resort building construction. There is no assurance that we will be able to secure such funding.

Liquidity

For the Year Ended June 30, 2016. At June 30, 2016, we had a working capital deficit of $2,270,961 and cash of $52,592. Currently, we possess approximately $315,000 in cash.

Loans from Related Parties and Third Parties. In 2016, we obtained the following loans from related parties and from third parties, as follows, as follows:

•	In February 2016, we obtained a loan in the amount of $50,000 pursuant to a loan agreement and delivered a promissory note, face amount $50,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by us for operating expenses.

•	In February 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by the Company for operating expenses.

•	In March 2016, we obtained a loan in the amount of $300,000 pursuant to a loan agreement and delivered a promissory note, face amount $300,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in March 2018. The proceeds from this loan were used by the Company for operating expenses.

•	In May 2016, we obtained a loan in the amount of $279,975 pursuant to a loan agreement and delivered a promissory note, face amount $279,975, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in May 2018. The proceeds from this loan were used by the Company for operating expenses.

•	In June 2016, we obtained a loan in the amount of $200,000 pursuant to a loan agreement and delivered a promissory note, face amount $200,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in June 2018. The proceeds from this loan were used by the Company for operating expenses.

Without these loans, we would have been unable to continue our operations.

As of June 30, 2016, the total outstanding principal balance on the foregoing loans was $929,975, with another $184,832 in accrued and unpaid interest.

In addition, in February 2016, we delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers' and directors' insurance policy obtained by us. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note is to be made in ten equal monthly payments of $7,904.80, beginning in March 2016. As of the date of this Annual Report, we have made all payments under this promissory note in a timely manner.

Loans from Related Parties and Third Parties. Subsequent to June 30, 2016. Since June 30, 2016, we have obtained the following loans from one of our officers:

•	In July 2016, we obtained a loan in the amount of $170,000 pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used by us for operating expenses.

•	In August 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used by us for operating expenses.

•	In September 2016, we obtained a loan in the amount of $270,000 pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were used by us for operating expenses.

Without these loans, we would have been unable to continue our operations.

For the Period from July 14, 2014 (inception), to June 30, 2015.

Loans from Majority Shareholder. In 2014, we obtained three separate loans from our majority shareholder, as follows:

•	In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, California.

•	In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, California.

•	In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, California.

Without these loans from our majority shareholder, we would have been unable to acquire our current properties.

As of June 30, 2016, the total outstanding principal balance on loans from the Company's majority shareholder was $2,100,000, with another $184,832 in accrued and unpaid interest.

Other Financing. In connection with our purchase of 50 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 5% per annum, with payments of $3,125 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

Working Capital. At June 30, 2016, we had a working capital deficit of $2,270,961 and cash of $52,592, compared to our positive working capital position of $104,777 and cash of $271,101, at June 30, 2015. Through June 30, 2016, we had sold a total of 70,909,423 shares of our common stock for cash, as follows:

   • 70,000,000 shares of our common stock for $70,000, or $.001 per share, in cash.
   • 430,000 shares of our common stock for $2,150, or $.005 per share, in cash.
   • 287,078 shares of our common stock for $143,539, or $.50 per share, in cash.
   • 192,345 shares of our common stock for $192,345, or $1.00 per share, in cash.

We are currently pursuing $54.5 million in additional funding. With $4.5 million of such funding, our Ranch Segment would be in a position to complete required land improvements and infrastructure construction and, with $50 million of such funding, our Resort Segment would be in a position to acquire the identified parcel or parcels totaling approximately 25 acres of Temecula property, construct the resort facility and begin operations of Sorrento Resort, Vineyard and Winery. We are actively pursuing this funding, with a current focus on potential foreign sources located throughout the world, including the Republic of China (Taiwan), where our management has significant contacts. While we would prefer to obtain funds through private sales of our equity securities, it is possible that funds would be obtained through loans or a combination of loans and sales of equity securities.

As of the date of this Annual Report on Form 10-K, however, we have not obtained any commitments from any person that would have our company obtaining needed capital. There is no assurance that we will ever obtain capital in amounts as would allow our Resort Segment to pursue its plan of business.

Profits from sales of our vineyard estate homes will serve as another source of capital with which to further our business development. There is no assurance that we will be successful in our efforts to sell vineyard estate homes. See Item 1A. Risk Factors.

To sustain our current operations, we obtained loans in the total amount of $929,975, during the final six months of the Current Period. These loans accrue interest at 5% per annum, with principal and accrued interest due in February 2018 (as to $150,000), March 2018 (as to $300,000), May 2018 (as to $279,975) and June 2018 (as to $200,000).

Cash Flows.

Operating Activities. During the Current Period, we used $311,516 in our operating activities. We expect that, until we commence full-scale operations, operations will use a similar amount of cash during future fiscal years. For the Initial Period, we used $144,129 in our operating activities.

Investing Activities. During the Current Period, we used $799,127 in our investing activities, which was for land development costs. During the Initial Period, we used $2,086,122 in our investing activities for purchases of land and for office furniture and equipment.

Financing Activities. During the Current Period, our financing activities provided $892,134 in cash, all of which was proceeds of loans from third parties and related parties. During the Initial Period, our financing activities provided $2,501,352 in cash, $401,502 of which we received from private sales of our common stock and $2,100,000 of which we received as loans from our majority shareholder.

Contractual Obligations

Monthly Payment Obligations. We have entered into one significant long-term obligation that require us to make monthly cash payments. In connection our purchase of 50 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 5% per annum, with payments of $3,125 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

Balloon Payment Obligations. In 2014, we obtained three separate loans from our majority shareholder, as follows:

•	In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, California.

•	In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, California.

•	In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, California.

Loans During 2016. During the year ended June 30, 2016, we obtained the following loans from related parties and from third parties, as follows:

•	In February 2016, we obtained a loan in the amount of $50,000 pursuant to a loan agreement and delivered a promissory note, face amount $50,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by us for operating expenses.

•	In February 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by us for operating expenses.

•	In March 2016, we obtained a loan in the amount of $300,000 pursuant to a loan agreement and delivered a promissory note, face amount $300,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in March 2018. The proceeds from this loan were used by us for operating expenses.

•	In May 2016, we obtained a loan in the amount of $279,975 pursuant to a loan agreement and delivered a promissory note, face amount $279,975, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in May 2018. The proceeds from this loan were used by us for operating expenses.

•	In June 2016, we obtained a loan in the amount of $200,000 pursuant to a loan agreement and delivered a promissory note, face amount $200,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in June 2018. The proceeds from this loan were used by us for operating expenses.

Without these loans, we would have been unable to continue our operations.

Since June 30, 2016, we have obtained the following loans from related parties and from third parties, as follows:

•	In July 2016, we obtained a loan in the amount of $170,000 pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used by us for operating expenses.

•	In August 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used by us for operating expenses.

•	In September 2016, we obtained a loan in the amount of $270,000 pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were used by us for operating expenses.

Without these loans, we would have been unable to continue our operations.

Critical Accounting Policies

Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the notes to our financial statements included in this prospectus. We have consistently applied these policies in all material respects. We do not believe that our operations to date have involved uncertainty of accounting treatment, subjective judgment or estimates, to any significant degree.

Uncertainties and Trends

We do not currently possess sufficient cash to commence full-scale business operations. In the future, our operations and revenues will be dependent upon the following factors, among others:

•	whether we obtain sufficient capital;
•	whether our Ranch Segment successfully attracts purchasers of vineyard estate homes;
•	whether our Ranch Segment competes effectively in the severely competitive real estate development and home construction industries; and
•	whether our Resort Segment, once established, competes effectively in the highly competitive hospitality industry.

There is no assurance that our company will be able to accomplish our objectives. Our failure to do so would likely cause purchasers of our common stock to lose their entire investments in our company.

Inflation

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause interest rates, wages and other costs to increase which would adversely affect our results of operations. In the current economic and political climate, no predictions can be made with respect to the future effects of inflation on our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that would have any current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Capital Expenditures

During the Current Period, our capital expenditures were $799,127, all of which was for land development costs.

During the Initial Period, our capital expenditures were $2,856,860, $14,407 of which was for office furniture and equipment and $2,842,860 of which was for the purchase of land and land development costs.

Should we be successful in obtaining the $50 million needed for our Resort Segment to commence full-scale operations and/or should our Ranch Segment obtain approximately $4.5 million for required land improvements and infrastructure construction or experience significant sales of our vineyard estate homes, it can be expected that we would make significant capital expenditures. However, due to the uncertainty associated with our obtaining capital, we cannot predict the exact amount or timing of these potential capital expenditures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The required financial statements appear at the end of this Annual Report on Form 10-K, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for our company. Based on our management's evaluation of our disclosure controls and procedures as of June 30, 2016, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for our company. Our control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;
•	provide reasonable assurance that the transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are being made only with proper authorizations of management and directors; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of company assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, he used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of June 30, 2016, our chief financial officer identified the following material weaknesses in our internal control over financial reporting:

Segregation of Duties. Our company did not currently have sufficient accounting personnel to support standalone external financial reporting under public company or SEC requirements.  Specifically, our company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process.

A recognized material weakness would be a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of significant deficiencies, that would result in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended June 30, 2016, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Resignations of Directors

                 On September 23, 2016, two of our directors resigned: Kong (Frank) Fan Xi resigned as a director and Liu Xin resigned as a director and as our Secretary/Treasurer. In their respective letters of resignation, neither Mr. Kong nor Ms. Liu addressed any matter concerning the circumstances relating to their resignations. Following the resignation of Ms. Liu, our Chief Financial Officer, William E. Sluss, was appointed as our Secretary/Treasurer.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the officers and directors of Heavenstone Corp.

Name	Age	Position(s)
Jack Jie Qin William E. Sluss Visman Chow	56 61 61	President, CEO and Director Chief Financial Officer, Secretary/Treasurer and Director Director

Our board of directors appoints our executive officers. Our directors serve until the earlier occurrence of the election of his or her successor at the next meeting of stockholders, death, resignation or removal by the board of directors. Officers serve at the discretion of our board of directors. There exist no family relationships between our officers and directors. Information regarding the backgrounds of each of the officers and directors is set forth below.

Jack Jie Qin. Since July 2016, Mr. Qin has served as a director of our company and as our President and CEO. Since November 2007, Mr. Qin has served as President, Chief Executive Officer and Chairman of the Board of Directors of EFT Holdings, Inc., a City of Industry, California-based, publicly-traded e-business company (symbol: EFTB) whose common stock is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. Since January 2004, Mr. Qin has served as President of EFT BioTech, Inc. From July 1998 to December 2002, Mr. Qin served as the President of eFastTeam International, Inc. located in Los Angeles, California. From June 1992 to December 1997, he served as the president of LA Import & Export Company located in Los Angeles, California. In May 1991, Mr. Qin earned an MBA from Emporia State University in Kansas. In May 1982, Mr. Qin graduated from Jiangxi Engineering Institute, located in Nanchang, China, with a major in Mechanical Engineering.

William E. Sluss. Since October 2014, Mr. Sluss has served as Chief Financial Officer of our company, and as a director since March 2016. From August 2010 to the present, Mr. Sluss has been, and currently is, employed by of EFT Holdings, Inc. (symbol: EFTB), first as corporate controller and, since October 2012, as chief financial and accounting officer. From 2008 to 2010, Mr. Sluss served as chief financial officer of AccuForce Staffing Services, LLC, a Kingsport, Tennessee-based staffing company. Mr. Sluss earned a Bachelor of Science Degree in Accounting from the University of Virginia's College at Wise in 1990 and is a Certified Public Accountant in the State of Virginia. Mr. Sluss has committed to working up to 10 hours per week for the benefit of our company.

Visman Chow. Since July 2016, Mr. Chow has served as a director of our company. Since July 2009, Mr. Chow has served as member of the Board of Directors EFT Holdings, Inc. (symbol: EFTB). From 1993 to 2012, Mr. Chow served as the chief lending officer and a director of Universal Bank. Between 1989 and 1993 Mr. Chow was the president of Unieast Financial Corporation. From 1979 to 1989, Mr. Chow was with Union Bank, where he managed a commercial real estate portfolio of approximately $50 million.

Board of Directors

During the fiscal year ended June 30, 2016, our full board of directors met on one occasion.

Audit Committee

There currently does not exist an audit committee of our board of directors. However, our current board intends to form such a committee in the future and will appoint an independent director to serve on such committee who qualifies as an audit committee financial expert. This person shall be independent (as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act).

Independence of Board of Directors

None of our directors is "independent", within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include "independent" directors.

Compensation of Directors

None of our current directors is paid for his or her services as a director.

Limitation of Liability and Indemnification

Our Articles of Incorporation, as amended, provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law and that none of our directors will be personally liable to our company or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director's duty of loyalty to our company or our shareholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law;
•	under Nevada law for the unlawful payment of dividends; or
•	for any transaction from which the director derives an improper personal benefit.

These provisions require us to indemnify our directors and officers unless restricted by Nevada law and eliminate our rights and those of our shareholders to recover monetary damages from a director for breach of his fiduciary duty of care as a director except in the situations described above. The limitations summarized above, however, do not affect our ability or that of our shareholders to seek non-monetary remedies, such as an injunction or rescission, against a director for breach of his fiduciary duty.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, we have been advised that, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Heavenstone Corp. at any time since our inception, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time since our inception. The foregoing persons are collectively referred to herein as the "named executive officers". Compensation information is shown for the period from July 14, 2014 (inception), to June 30, 2015, and for the year ended June 30, 2016.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Jie Qin President/CEO	2016 2015	--- ---	--- ---	--- ---	--- ---	--- ---	--- ---	--- ---	--- ---
William E. Sluss Chief Financial Officer and Secretary/Treasurer	2016 2015	--- ---	--- 50(1)	--- ---	--- ---	--- ---	--- ---	--- ---	--- 50(1)
Kong (Frank) Fan Xi Former President/CEO	2016 2015	--- ---	--- 100(2)	--- ---	--- ---	--- ---	--- ---	--- ---	--- 100(2)
Liu Xin Former Secretary/Treasurer and Former President/CEO	2016 2015	--- ---	--- 100(3)	--- ---	--- ---	--- ---	--- ---	--- ---	--- 100(3)
(1) (2) (3)
This bonus was paid by the issuance of 50,000 shares of our common stock valued at $.001 per share.
This bonus was paid by the issuance of 100,000 shares of our common stock valued at $.001 per share.
This bonus was paid by the issuance of 100,000 shares of our common stock valued at $.001 per share.

Employment Contracts and Termination of Employment and Change-in-Control Agreements

We have not entered into an employment contract with any of our officers. However, if and when we obtain adequate funding, it is expected that we will enter into employment contracts with such persons, though no terms have been established.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer's employment or from a change in control or a change in an executive officer's responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at June 30, 2016, for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End
Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exer-cise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of StockThat Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Jie Qin	---	---	---	---	n/a	---	n/a	---	---
William E. Sluss	---	---	---	---	n/a	---	n/a	---	---
Kong (Frank) Fan Xi	---	---	---	---	n/a	---	n/a	---	---
Liu Xin	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

Since our inception, no director has been compensated for his or her services as a director of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (i) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities; (ii) each of our directors; (iii) each of the named executive officers; and (iv) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof. Specifically, in the table below, it is assumed that all outstanding convertible notes and warrants will be converted and exercised, respectively, within 60 days from the date of this Annual Report. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect a person's actual voting power at any particular date.

Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Heavenstone Corp., 17800 Castleton Street, Suite 300, City of Industry, California 91748.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
William E. Sluss	50,000	*
All directors and executive officers, as a group (3 persons)	50,000	*
5% Owners
Astonia Group Ltd. (2) Akara Building 24 De Castro Street Wickhams Cay I Road Town, Tortola British Virgin Islands	70,000,000	98.37%
* (1) (2)	Less than 1%. Based on 71,159,423 shares outstanding. Yang Cong is the owner of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Purchase Agreement

In June 2014, pursuant to a stock purchase agreement, our largest shareholder, Astonia Group Ltd., purchased 70,000,000 shares of our common stock for $70,000 in cash, or $.001 per share.

Stock Bonuses

In September 2014, we issued a total of 250,000 shares of common stock valued at $.001 per share, or $250 in the aggregate, as bonuses to certain of our officers, to wit: our current director and former President and CEO, Liu Xin, was issued 100,000 shares, our Chief Financial Officer, William E. Sluss, was issued 50,000 shares and our current director and former President and CEO, Kong (Frank) Fan Xi, was issued 100,000 shares.

Loans from Majority Shareholder

In 2014, we obtained three separate loans from our majority shareholder, as follows:

•	In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, CA.

•	In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, CA.

•	In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, CA.

During the year ended June 30, 2016, we obtained two separate loans from our majority shareholder, as follows:

•	In February 2016, we obtained a loan in the amount of $50,000 pursuant to a loan agreement and delivered a promissory note, face amount $50,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by us for operating expenses.

•	In February 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by us for operating expenses.

Loans from Officers

In August 2014, an officer loaned $100 to our company. This loan was made on open bank account, was due on demand and did not bear interest. The $100 loan from an officer was repaid during the year ended June 30, 2016.

Loans from Officer's Family

During the year ended June 30, 2016, we obtained two separate loans from the family of one of our officers, as follows:

•	In May 2016, we obtained a loan in the amount of $279,975 pursuant to a loan agreement and delivered a promissory note, face amount $279,975, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in May 2018. The proceeds from this loan were used by us for operating expenses.

•	In June 2016, we obtained a loan in the amount of $200,000 pursuant to a loan agreement and delivered a promissory note, face amount $200,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in June 2018. The proceeds from this loan were used by us for operating expenses.

Subsequent to June 30, 2016, we obtained two separate loans from the family of one of our officers, as follows:

•	In July 2016, we obtained a loan in the amount of $170,000 pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used by us for operating expenses.

•	In August 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used by us for operating expenses.

Guaranty of Director

In connection our purchase of approximately 50 acres located in Temecula, California, one of our former directors, Liu Xin, personally guaranteed our company's performance under a $750,000 promissory note issued to the selling party. Ms. Liu was paid no compensation by us for such personal guaranty. Recently, our President and CEO, Jack Qin, replaced Ms. Liu as the guarantor of such promissory note. Mr. Qin was paid no compensation by us for such personal guaranty.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Nevada law. See Item 10. Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the period from July 14, 2014 (inception) to June 30, 2015, and the fiscal year ended June 30, 2016, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended June 30, 2016	Period from July 14, 2014 (Inception) to June 30, 2015
Audit Fees	$7,000	$5,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements
•	Report of Independent Registered Public Accounting Firm
•	Balance Sheets as of June 30, 2016 and 2015
•	Statements of Operations for the Fiscal Year Ended June 30, 2016, and the Period from July 14, 2014 (Inception) to June 30, 2015
•	Statements of Stockholders' Equity for the Fiscal Year Ended June 30, 2016, and for the Period from July 14, 2014 (Inception) to June 30, 2015
•	Statements of Cash Flows for the Fiscal Year Ended June 30, 2016, and for the Period from July 14, 2014 (Inception) to June 30, 2015
•	Notes to Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description

22.1 *	Subsidiaries of Registrant.
31.1 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS **	XBRL Instance Document.
101.SCH **	XBRL Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________
 * filed herewith.
** furnished herewith.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on October 13, 2016, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP. By: /s/ Jack Jie Qin Jack Jie Qin President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on October 13, 2016, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ Jack Jie Qin
Jack Jie Qin President and CEO (principal executive officer) and Director

/s/ William Sluss
William E. Sluss Chief Financial Officer (principal financial officer), Secretary/Treasurer and Director

/s/ Visman Chow
Visman Chow Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Heavenstone Corp.
City of Industry, California

We have audited the accompanying balance sheets of Heavenstone Corp. (the "Company"), as of June 30, 2016 and 2015, and the related statements of operations, changes in stockholders' equity (deficit), and cash flows for the year ended June 30, 2016, and the period from July 14, 2014 (inception), through June 30, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2016 and 2015, and the related results of its operations and its cash flows for the year ended June 30, 2016, and the period from July 14, 2014 (inception), through June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com
Houston, Texas
October 13, 2016

HEAVENSTONE CORP. BALANCE SHEETS
June 30, 2016 and 2015
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$52,592	$271,101
Prepaid and other current assets	156,340	250
Total current assets	208,932	271,351
Fixed assets
Land and land development cost	3,888,846	2,842,860
Office furniture and equipment	14,047	14,047
Accumulated depreciation	(4,448)	(1,639)
Total fixed assets	3,898,445	2,855,268
Total assets	$4,107,377	$3,126,619
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$155,538	$97,301
Interest payable	185,509	69,173
Short-term notes payable	38,846	---
Short-term related party debt	2,100,000	100
Total current liabilities	2,479,893	166,574
Non-current liabilities
Long-term related party debt	629,975	2,100,000
Long-term notes payable	1,050,000	750,000
Total non-current liabilities	1,679,975	2,850,000
Total liabilities	4,159,868	3,016,574
Stockholders' equity (deficit)
Preferred stock, $.0001 par value: 50,000,000 shares authorized; zero and zero shares issued and outstanding at June 30, 2016 and 2015, respectively	---	---
Common stock, $.0001 par value: 200,000,000 shares authorized; 71,159,423 shares and 71,159,423 shares issued and outstanding at June 30, 2016 and 2015, respectively	7,116	7,116
Additional paid-in capital	394,386	394,386
Accumulated deficit	(453,993)	(291,457)
Total stockholders' equity (deficit)	(52,491)	110,045
Total liabilities and stockholders' equity (deficit)	$4,107,377	$3,126,619
The accompanying notes are an integral part of these financial statements.

HEAVENSTONE CORP. STATEMENTS OF OPERATIONS For the Year Ended June 30, 2016, and the Period from Inception (July 14, 2014) to June 30, 2015

	2016	2015
Operating expenses	$145,064	$200,409
Operating loss	(145,064)	(200,409)
Interest expense	(17,472)	(91,048)
Net loss	$(162,536)	$(291,457)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	71,159,423	70,448,077
The accompanying notes are an integral part of these financial statements.

HEAVENSTONE CORP. STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) For the Year Ended June 30, 2016, and the Period from Inception (July 14, 2014) to June 30, 2015

	Common Stock, $.0001 par value
	Shares	Amount		Additional Paid-in Capital		Accumulated Deficit		Total Stockholders' Equity (Deficit)
Inception	---	$	---	$	---	$	---	$	---
Stock issued for cash	70,909,423		7,091		394,161		---		401,252
Stock issued for compensation	250,000		25		225		---		250
Net loss	---		---		---		(291,457)		(291,457)
Balance, June 30, 2015	71,159,423		7,116		394,386		(291,457)		110,045
Net loss	---		---		---		(162,536)		(162,536)
Balance, June 30, 2016	71,159,423		$7,116		$394,386		$(453,993)		$(52,491)
The accompanying notes are an integral part of these financial statements.

HEAVENSTONE CORP. STATEMENTS OF CASH FLOWS
For the Year Ended June 30, 2016, and the Period from Inception (July 14, 2014) to June 30, 2015
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(162,536)	$(291,457)
Adjustments to reconcile net loss to cash used in operating activities:
Stock-based compensation	---	250
Impairment expense	4,000	---
Depreciation expense	2,809	1,639
Changes in operating assets and liabilities:
Prepaid and other current assets	(79,503)	(250)
Accounts payable	(55,421)	76,516
Interest payable	(20,865)	69,173
Net cash used in operating activities	(311,516)	(144,129)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of land and land development costs	(799,127)	(2,072,075)
Cash paid for purchase of furniture and equipment	---	(14,047)
Net cash used in investing activities	(799,127)	(2,086,122)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	---	401,252
Borrowings on loans from related parties	629,975	2,100,100
Repayments on loans to related parties	(100)	---
Borrowings on loans from third parties	300,000	---
Repayments on loans to third parties	(37,741)	---
Net cash provided by financing activities	892,134	2,501,352
NET INCREASE (DECREASE) IN CASH	(218,509)	271,101
Cash, beginning of year	271,101	---
Cash, end of year	$52,592	$271,101
The accompanying notes are an integral part of these financial statements.

HEAVENSTONE CORP. STATEMENTS OF CASH FLOWS For the Year Ended June 30, 2016, and the Period from Inception (July 14, 2014) to June 30, 2015 (cont.)

Non-cash investing the financing activities
Capitalized interest to land development cost		$137,201	$	---
Land development cost incurred on credit		$113,658		$20,785
Notes issued for land purchases	$	---		$750,000
Promissory note issued for premium on insurance		$76,587		$20,785
Supplemental disclosure of cash flow information
Cash paid for income taxes	$	---	$	---
Cash paid for interest		$38,337		$21,875
The accompanying notes are an integral part of these financial statements.

HEAVENSTONE CORP. NOTES TO FINANCIAL STATEMENTS
June 30, 2016

NOTE 1. THE COMPANY

Heavenstone Corp. (the "Company") was incorporated on June 13, 2014, in the State of Nevada and established a fiscal year end of June 30.

The Company's focus is to become a large real estate development and construction company centered in the Temecula, California area, specializing in luxury vineyard estate homes. In addition, the Company intends to construct and operate a five-star hotel, spa and winery also in the Temecula area.

"True" Inception Date

While the Company was incorporated in the State of Nevada in June 2014, it undertook no activities until July 14, 2014. Due to its having less than one year of actual operations, the Company determined, for financial statement purposes, its "true" inception date to be July 14, 2014, the date of its first activities. The accompanying financial statements are presented in accordance with such determination.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2016, the Company has an accumulated deficit of $453,993 and revenue of $-0-. The continuation of the Company as a going concern is dependent upon the company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2017.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying Financial Statements include the accounts of the Company.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the year ended June 30, 2016, and the period ended June 30, 2015, include the valuation of deferred tax assets and the value of stock-based compensation.

Fiscal Year End

The Company elected June 30 as its fiscal year ending date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2016, and June 30, 2015.

Property and Equipment

Property is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years. During the year ended June 30, 2016, and the period ended June 30, 2015, the Company purchased $-0- and $14,047, respectively, of office furniture and equipment in cash. Depreciation expense was $2,809 and $1,639 for the year ended June 30, 2016, and the period ended June 30, 2015, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 "Impairment or Disposal of Long-lived Assets", the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. During the year ended June 30, 2016, and the period ended June 30, 2015, no impairment is considered necessary on long-lived assets.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the "measurement date." The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Loss per Share

Basic and diluted net loss per common share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. At June 30, 2016 and 2015, there were no outstanding common share equivalents.

Income Taxes

Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statements and tax basis of assets and liabilities, as measured by the enacted tax rates, which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or non-current, depending upon the classification of the asset or liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company follows the provisions of FASB ASC 740-10 "Uncertainty in Income Taxes". Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of June 30, 2016 and 2015, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Recent Accounting Pronouncements

The Company has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4. LAND AND LAND DEVELOPMENT COSTS

During the period ended June 30, 2015, the Company purchased three parcels of undeveloped real estate located in Temecula, California. Land and land development costs are carried at cost. Land development costs capitalized include costs associated with the development of the purchased land, including inspection fees and engineering fees. During the period ended June 30, 2015, the Company had $2,842,860 in land and land development costs, of which $2,072,075 was land purchased with cash, $750,000 was land purchased with a promissory note and the balance, $20,785, was development costs incurred on credit. During the year ended June 30, 2016, the Company had $912,785 in land development costs, of which $799,127 was paid in cash, with the remaining $113,658 incurred on credit.

Also, the Compamy capitalized the interest costs of $137,201 incurred for the real estate projects under ASC 835-20 during the year ended June 30, 2016.

NOTE 5. INCOME TAXES

The Company maintains deferred tax assets that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. These deferred tax assets consist of net operating loss carryforward. The net deferred tax asset has been fully offset by a valuation allowance because of the Company's history of losses.

The Company's approximate net deferred tax asset as of June 30, 2016 and 2015, is as follows:

Deferred Tax Asset:	6/30/16		6/30/15
Net operating loss carryforward		$158,810		$101,922
Valuation allowance		(158,810)		(101,922)
Net deferred tax asset	$	---	$	---

The Company provided a valuation allowance equal to the deferred income tax assets for the year ended June 30, 2016, and the period ended June 30, 2015, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward will expire in 2034.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income may be subject to an annual limitation as a result of ownership changes that could occur in the future. If necessary, the deferred tax assets will be reduced by any carryforward that expire prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

As of June 30, 2016, the Company had a net operating loss of approximately $454,000.

NOTE 6. RELATED-PARTY TRANSACTIONS

Loan from Officer

In August 2014, an officer loaned $100 to the Company. This loan was made on open bank account, was due on demand and did not bear interest. The $100 loan from an officer was repaid during the year ended June 30, 2016.

Stock Purchase Agreement

In June 2014, pursuant to a stock purchase agreement, the Company's majority shareholder purchased 70,000,000 shares of the Company's common stock for $70,000, or $.001 per share, in cash. However, such funds were not received by the Company until July 2014 and the shares were issued during August 2014.

Stock Bonuses

In September 2014, a total of 250,000 shares of common stock were issued as bonuses to certain of the Company's officers and directors. These shares were valued at $.001 per share, or $250, in the aggregate.

Loans from Majority Shareholder

During the period ended June 30, 2015, the Company obtained three separate loans from its majority shareholder, as follows:

October 2014 – $850,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by the Company to purchase 50 acres of land in Temecula, California.

October 2014 – $650,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016. The proceeds from this loan were used by the Company to purchase 10 acres of land in Temecula, California.

December 2014 – $600,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase 10 acres of land in Temecula, California.

During the year ended June 30, 2016, the Company obtained two separate loans from its majority shareholder, as follows:

February 2016 – $50,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $50,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by the Company for operating expenses.

February 2016 – $100,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in February 2018. The proceeds from this loan were used by the Company for operating expenses.

Loans from Officer's Family

During the year ended June 30, 2016, the Company obtained two separate loans from the family of one of its officers, as follows:

May 2016 – $279,975. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $279,975, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in May 2018. The proceeds from this loan were used by the Company for operating expenses.

June 2016 – $200,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $200,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in June 2018. The proceeds from this loan were used by the Company for operating expenses.

As of June 30, 2016 and 2015, the total outstanding short term related party debt was $2,100,000 and $100, respectively.

As of June 30, 2016 and 2015, the total outstanding long term related party debt was $629,975 and $2,100,000, respectively.

Guaranty of Director

In connection the Company's purchase of approximately 50 acres located in Temecula, California, one of its directors has personally guaranteed the Company's performance under a $750,000 promissory note issued to the selling party. This director was paid no compensation by the Company for such personal guaranty.

NOTE 7. NOTES PAYABLE

In connection with the Company's purchase of 50 acres of land in Temecula, California, in November 2014, the Company issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in November 2019. The unpaid principal balance of such promissory note bears interest at 5% per annum, with payments of $3,125 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

During the year ended June 30, 2016, the Company obtained two separate loans from third parties, as follows:

February 2016 – $76,587. The Company delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers' and directors' insurance policy obtained by the Company. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note is to be made in ten equal monthly payments of $7,904.80, beginning in March 2016.

March 2016 – $300,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $300,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in March 2018. The proceeds from this loan were used by the Company for operating expenses.

As of June 30, 2016 and 2015, the total outstanding short-term notes payable was $38,846 and $-0-, respectively.

As of June 30, 2016 and 2015, the total outstanding long-term notes payable was $1,050,000 and $750,000, respectively.

NOTE 8. CAPITAL STOCK

Articles of Amendment to Articles of Incorporation

In October 2014, the Articles of Incorporation of the Company were amended to increase the number of authorized shares of Company common stock to 200,000,000 and to add 50,000,000 shares of $.0001 par value preferred stock to the Company's authorized capital stock.

Common Stock Issued for Bonuses

In September 2014, a total of 250,000 shares of common stock were issued as bonuses to the Company's officers and directors. These shares were valued at $.001 per share, or $250, in the aggregate.

Common Stock Issued for Cash

During the period ended June 30, 2015, the Company completed three separate private offerings, as follows:

October 2014. In this private offering, the Company sold a total of 430,000 shares of its common stock for cash in the aggregate amount of $2,150, or $.005 per share.

October 2014. In this private offering, the Company sold a total of 287,078 shares of its common stock for cash in the aggregate amount of $143,539, or $.50 per share.

December 2014. In this private offering, the Company sold a total of 192,345 shares of its common stock for cash in the aggregate amount of $192,345, or $1.00 per share.

The total cash received by the Company pursuant to the three private offerings was $401,252, net of $6,782 in offering-related expenses.

In June 2014, pursuant to a stock purchase agreement, the Company's majority shareholder purchased 70,000,000 shares of the Company's common stock for $70,000 in cash, or $.001 per share. However, such funds were not received by the Company until July 2014.

NOTE 9. SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company has obtained two separate loans from the family of one of its officers, as follows:

July 2016 – $170,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used by the Company for operating expenses.

August 2016 – $100,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used by the Company for operating expenses.

Subsequent to June 30, 2016, the Company has obtained a single loan from a related party, as follows:

September 2016 – $270,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were applied by the Company to operating expenses.