Form 10-Q
period 2016-09-30
HEAVENSTONE CORP
filed 2016-11-14
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________
Commission File No. 333-201314
HEAVENSTONE CORP. (Exact name of registrant as specified in its charter)
Nevada		47-1445393
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
17800 Castleton Street, Suite 300, City of Industry, California 91748 (Address of Principal Executive Offices, Including Zip Code)
Registrant's telephone number, including area code: (626) 581-3335
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of November 14, 2016, 71,159,423 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets as of September 30, 2016 (unaudited), and June 30, 2016 (audited)	3
Statements of Operations (unaudited) for the Three Months Ended September 30, 2016 and 2015	4
Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2016 and 2015	5
Notes to Unaudited Financial Statements	7

HEAVENSTONE CORP. BALANCE SHEET
September 30, 2016, and June 30, 2016

	As of 9/30/16 (unaudited)	As of 6/30/2016 (audited)
ASSETS
Current assets
Cash and cash equivalents	$128,664	$52,592
Prepaid and other current assets	179,391	156,340
Total current assets	308,055	208,932
Fixed assets
Land and land development cost	4,232,521	3,888,846
Office furniture and equipment	14,047	14,047
Accumulated depreciation	(5,150)	(4,448)
Total fixed assets	4,241,418	3,898,445
Total assets	$4,549,473	$4,107,377
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$42,920	$155,538
Interest payable	225,412	185,509
Short-term notes payable	15,673	38,846
Short-term related party debt	2,100,000	2,100,000
Total current liabilities	2,384,005	2,479,893
Non-current liabilities
Long-term related party debt	1,169,975	629,975
Long-term notes payable	1,050,000	1,050,000
Total non-current liabilities	2,219,975	1,679,975
Total liabilities	4,603,980	4,159,868
Stockholders' deficit
Preferred stock, $.0001 par value: 50,000,000 shares authorized; zero and zero shares issued and outstanding at September 30, 2016, and June 30, 2016, respectively	---	---
Common stock, $.0001 par value: 200,000,000 shares authorized; 71,159,423 shares and 71,159,423 shares issued and outstanding at September 30, 2016, and June 30, 2016, respectively	7,116	7,116
Additional paid-in capital	394,386	394,386
Accumulated deficit	(456,009)	(453,993)
Total stockholders' deficit	(54,507)	(52,491)
Total liabilities and stockholders' deficit	$4,549,473	$4,107,377
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2016 and 2015

	Three Months Ended 9/30/16 (unaudited)	Three Months Ended 9/30/15 (unaudited)
Operating expenses (income)	$(6,058)	$32,241
Operating income (loss)	6,058	(32,241)
Interest expense	(8,074)	(35,625)
Net loss	$(2,016)	$(67,866)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	71,159,423	71,159,423
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENT OF CASH FLOWS
For the Three Months Ended September 30, 2016 and 2015

	Three Months Ended 9/30/16 (unaudited)	Three Months Ended 9/30/15 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,016)	$(67,866)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	702	702
Changes in operating assets and liabilities:
Prepaid and other current assets	(23,051)	(5,000)
Accounts payable	(112,618)	(11,092)
Interest payable	(2,517)	26,250
Net cash used in operating activities	(139,500)	(57,006)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for land development costs	(301,255)	(42,593)
Net cash used in investing activities	(301,255)	(42,593)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from related parties	540,000	---
Repayments on loans to third parties	(23,173)	---
Net cash provided by financing activities	516,827	---
NET INCREASE (DECREASE) IN CASH	76,072	(99,599)
Cash, beginning of period	52,592	271,101
Cash, end of period	$128,664	$171,502
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENT OF CASH FLOWS (cont.)
For the Three Months Ended September 30, 2016 and 2015

	Three Months Ended 9/30/16 (unaudited)		Three Months Ended 9/30/15 (unaudited)
Non-cash investing the financing activities
Capitalized interest to land development cost		$42,420	$	---
Supplemental disclosure of cash flow information
Cash paid for income taxes	$	---	$	---
Cash paid for interest		$10,050		$9,375
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. NOTES TO FINANCIAL STATEMENTS
September 30, 2016 (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Heavenstone Corp. ("Heavenstone" or the "Company"), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Company's Annual Report on Form 10-K have been omitted.

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the three months ended September 30, 2016, the Company had an accumulated deficit of $456,009 and revenue of $0. The continuation of the Company as a going concern is dependent upon the company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2017.

NOTE 3.  LAND AND LAND DEVELOPMENT COSTS

Land and land development costs are carried at cost. Land development costs capitalized include costs associated with the development of the purchased land, including inspection fees and engineering fees. For the three months ended September 30, 2016, the Company had incurred $301,255 in land development costs. Also, the Company capitalized the interest costs of $42,420 incurred for the real estate projects under ASC 835-20, during the three months ended September 30, 2016.

NOTE 4. RELATED-PARTY TRANSACTIONS

Loans from Officer's Family

During the period ended September 30, 2016, the Company obtained two separate loans from the family of one of its officers, as follows:

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

In addition, the total outstanding balance to the family of one of its officer as of June 30, 2016 is $479,975. This balance remained unpaid and outstanding as of September 30, 2016.

Loan from Related Party

During the period ended September 30, 2016, the Company obtained a single loan from a related party, as follows:

September 2016 – $270,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were applied by the Company to operating expenses.

Loans from Majority Shareholder

The total outstanding balance to the majority shareholder as of June 30, 2016, is $2,250,000. This balance remained unpaid and outstanding as of September 30, 2016.

As of September 30 and June 30, 2016, the total outstanding short-term related party debt was $2,100,000.

As of September 30 and June 30, 2016, the total outstanding long-term related party debt was $1,169,975 and $629,975, respectively.

NOTE 5. NOTES PAYABLE

In February 2016, the Company delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers' and directors' insurance policy obtained by the Company. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note is to be made in ten equal monthly payments of $7,904.80, beginning in March 2016.

During the three months ended September 30, 2016, the Company repaid a total of $23,173 in principal and $542 in interest. The outstanding principal as of September 30 and June 30, 2016, are $15,673 and $38,846, respectively.

As of September 30 and June 30, 2016, the total outstanding long-term notes payable was $1,050,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements for the three months ended September 30, 2016 (unaudited) and 2015 (unaudited), included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Results of Operations

For the Three Months Ended September 30, 2016 and 2015. During the three months ended September 30, 2016 (the "Current Period"), and the three months ended September 30, 2015 (the "Prior Period"), we generated no revenues. We do not expect to generate any revenues until the second quarter of 2017, at the earliest.

For the Current Period, we incurred a net loss of $(2,016) (unaudited). For the Prior Period, we incurred a net loss of $(67,866) (unaudited). Had we not experienced a reimbursement of approximately $48,000 in consulting and related fees, our net loss for the Current Period would have been approximately $50,000. Until we begin full scale business operations, we expect the level of our quarterly expenses to be approximately $50,000.

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

Since acquiring these properties, we have taken, and will take, the following actions towards obtaining needed permits and approvals for the subdivision planning, construction and delivery of vineyard estate homes:

Completed
   • completed the preliminary application for subdivision of property;
   • successfully addressed comments and concerns from county agencies with jurisdiction;
   • completed required environmental and physical studies with respect to property;
   • completed design of tract map and submitted for approval; and
   • completed initial land development hearing (county).

Still to Complete
•	submit complete improvement plans to county for review and approval – expected time for approval is between four and six months;
•	three months after approval of improvements plan, commence street and other property improvements – approximately three months to complete.
•	record final tract map, upon completion of improvements;
•	submit grading and building plans for approval, upon recording final tract map – expected time for approval is approximately three months; and

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

Our Ranch Segment anticipates a long-term development of properties, generally in increments of between 10 and 50 homes, depending on the characteristics of the available properties, and to develop staff necessary to perform the planned services. On the approximately 70 acres owned by the Ranch Segment, we intend to construct the first 10 of our vineyard estate homes. We have completed a portion of the required permitting and approval process necessary to begin property improvement activities. It is anticipated that approval for our property improvements will have been obtained by the end of the third quarter of 2016, with home construction beginning during the first quarter of 2017. However, we will not be able to begin full-scale operations in our Ranch Segment, unless we first obtain approximately $4.5 million, $2 million for the completion of the required land improvements infrastructure construction and $2.5 million for the completion of our first model vineyard estate home. There is no assurance that we will be able to obtain such needed capital. Any inability to so obtain needed capital would negatively impact our ability to be successful in establishing our Ranch Segment. We do not intend to build our vineyard estate homes on speculation, that is, we do not intend to begin construction of a vineyard estate home, unless we have entered into a final, fully-funded construction contract with a purchaser.

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

Liquidity

For the Three Months Ended September 30, 2016. At September 30, 2016, we had a working capital deficit of $2,075,950 and cash of $128,664. Currently, we possess approximately $100,000 in cash.

Loans from Related Parties and Third Parties. During the Current Period, we obtained the following loans from related parties and from third parties, as follows, as follows:

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

As of September 30, 2016, the total outstanding principal balance on the foregoing loans was $540,000, with another $2,570 in accrued and unpaid interest.

Other Financing. In connection our purchase of 50 acres of land in Temecula, California, in 2014, we issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 5% per annum, with payments of $3,125 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

Working Capital. At September 30, 2016, we had a working capital deficit of $2,075,950 and cash of $128,664, compared to our working capital deficit of $2,270,961 and cash of $52,592, at June 30, 2016.

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

As of the date of this Quarterly Report on Form 10-Q, however, we have not obtained any commitments from any person that would have our company obtaining needed capital. There is no assurance that we will ever obtain capital in amounts as would allow our Resort Segment to pursue its plan of business.

Profits from sales of our vineyard estate homes will serve as another source of capital with which to further our business development. There is no assurance that we will be successful in our efforts to sell vineyard estate homes.

To sustain our current operations, we obtained loans in the total amount of $540,000, during the Current Period. These loans accrue interest at 5% per annum, with principal and accrued interest due in July 2018 (as to $170,000), August 2018 (as to $100,000) and September 2018 (as to $270,000).

Cash Flows.

Operating Activities. During the Current Period, we used $139,500 in our operating activities. During the Prior Period, we used $57,006 in our operating activities. We expect that, until we commence full-scale operations, operations will use between $50,000 and $100,000 of cash during future three-month periods.

Investing Activities. During the Current Period, we used $301,255 in our investing activities, which was for land development costs. During the Prior Period, we used $42,593 in our investing activities for land development costs.

Financing Activities. During the Current Period, our financing activities provided $516,827 in cash, all of which was proceeds of loans from related parties and repayments of loans to third parties. During the Prior Period, our financing activities provided no cash.

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

Balloon Payment Obligations. In 2014, we obtained three separate loans from our majority shareholder, as follows:

•	In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016, all of which remains unpaid. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, California.

•	In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016, all of which remains unpaid. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, California.

•	In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, California.

Loans During Current Period. During the three months ended September 30, 2016, we obtained the following loans from related parties and from third parties, as follows:

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

Capital Expenditures

During the Current Period, our capital expenditures were $301,255, all of which was for land development costs.

During the Prior Period, our capital expenditures were $42,593, all of which was for land development costs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Our management, after evaluating the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, has concluded that, as of the end of the fiscal quarter covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were not effective to provide reasonable assurances that information required to be disclosed in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to management, including the Principal Executive Officer and Principal Financial Officer as appropriate, to allow timely decisions regarding disclosures.

There was no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2016, we did not issue unregistered securities that have not been reported previously.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________
  * filed herewith.
** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on November 14, 2016, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP. By: William E.Sluss William E. Sluss Chief Financial Officer (Principal Financial Officer)