Form 10-Q
period 2016-12-31
HEAVENSTONE CORP
filed 2017-02-21
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016
[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________
Commission File No. 333-201314
HEAVENSTONE CORP. (Exact name of registrant as specified in its charter)
Nevada		47-1445393
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of February 21, 2017, 71,159,423 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page
Balance Sheets as of December 31, 2016 (unaudited), and June 30, 2016 (audited)	3
Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2016 and 2015	4
Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2016 and 2015	5
Notes to Unaudited Financial Statements	7

HEAVENSTONE CORP. BALANCE SHEET
December 31, 2016, and June 30, 2016

	As of 12/31/16 (unaudited)	As of 6/30/2016 (audited)
ASSETS
Current assets
Cash and cash equivalents	$360		$52,592
Prepaid and other current assets	107,845		156,340
Total current assets	108,205		208,932
Fixed assets
Land and land development cost	4,403,151		3,888,846
Office furniture and equipment	14,047		14,047
Accumulated depreciation	(5,853)		(4,448)
Total fixed assets	4,411,345		3,898,445
Total assets	$4,519,550		$4,107,377
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrual - bank overdraft	$4,270	$	---
Accounts payable	41,480		155,538
Interest payable	269,901		185,509
Short-term notes payable	---		38,846
Short-term related party debt	2,100,000		2,100,000
Total current liabilities	2,415,651		2,479,893
Non-current liabilities
Long-term related party debt	1,169,975		629,975
Long-term notes payable	1,050,000		1,050,000
Total non-current liabilities	2,219,975		1,679,975
Total liabilities	4,635,626		4,159,868
Stockholders' deficit
Preferred stock, $.0001 par value: 50,000,000 shares authorized; zero and zero shares issued and outstanding at December 31, 2016, and June 30, 2016, respectively	---		---
Common stock, $.0001 par value: 200,000,000 shares authorized; 71,159,423 shares and 71,159,423 shares issued and outstanding at December 31, 2016, and June 30, 2016, respectively	7,116		7,116
Additional paid-in capital	394,386		394,386
Accumulated deficit	(517,578)		(453,993)
Total stockholders' deficit	(116,076)		(52,491)
Total liabilities and stockholders' deficit	$4,519,550		$4,107,377

The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENT OF OPERATIONS
For the Three and Six Months Ended December 31, 2016 and 2015

	Three Months Ended		Six Months Ended
	12/31/16 (unaudited)	12/31/15 (unaudited)	12/31/16 (unaudited)	12/31/15 (unaudited)
Operating expenses	$52,857	$11,057	$46,799	$43,298
Operating loss	(52,857)	(11,057)	(46,799)	(43,298)
Interest expense	(8,712)	(35,626)	(16,786)	(71,251)
Net loss	$(61,569)	$(46,683)	$(63,585)	$(114,549)
Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of shares outstanding:
Basic and diluted	71,159,423	71,159,423	71,159,423	71,159,423

The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENTS OF CASH FLOWS
For the Six Months Ended December 31, 2016 and 2015

	Six Months Ended 12/31/16 (unaudited)	Six Months Ended 12/31/15 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(63,585)	$(114,549)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	1,405	1,405
Changes in operating assets and liabilities:
Prepaid and other current assets	48,495	---
Other assets	---	(5,504)
Accounts payable	(109,788)	(52,887)
Accrued expenses	---	52,500
Interest payable	(3,588)	---
Net cash used in operating activities	(127,061)	(119,035)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for land development costs	(426,325)	(132,056)
Net cash used in investing activities	(426,325)	(132,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from related parties	540,000	---
Repayments on loans to third parties	(38,846)	---
Net cash provided by financing activities	501,154	---
NET DECREASE IN CASH	(52,232)	(251,091)
Cash, beginning of period	52,592	271,101
Cash, end of period	$360	$20,010

The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. STATEMENTS OF CASH FLOWS (cont.)
For the Six Months Ended December 31, 2016 and 2015

	Six Months Ended 12/31/16 (unaudited)		Six Months Ended 12/31/15 (unaudited)
Non-cash investing activities
Land development costs incurred on credit	$	---		$13,828
Capitalized interest to land development cost		$87,980	$	---
Supplemental disclosure of cash flow information
Cash paid for income taxes	$	---	$	---
Cash paid for interest		$19,697		$18,751

The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. NOTES TO FINANCIAL STATEMENTS
December 31, 2016 (unaudited)

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

NOTE 2. GOING CONCERN

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the six months ended December 31, 2016, the Company had an accumulated deficit of $517,578 and revenue of $0. The continuation of the Company as a going concern is dependent upon the company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2017.

NOTE 3.  LAND AND LAND DEVELOPMENT COSTS

Land and land development costs are carried at cost. Land development costs capitalized include costs associated with the development of the purchased land, including inspection fees and engineering fees. For the six months ended December 31, 2016, the Company had incurred $426,325 in land development costs. Also, the Company capitalized the interest costs of $87,980 incurred for the real estate projects under ASC 835-20, during the six months ended December 31, 2016.

NOTE 4. RELATED-PARTY TRANSACTIONS

Loans from Officer's Family

During the six months ended December 31, 2016, the Company obtained two separate loans from the family of one of its officers, as follows:

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

Loan from Related Party

During the six months ended December 31, 2016, the Company obtained a single loan from a related party, as follows:

September 2016 – $270,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were applied by the Company to operating expenses.

As of December 31 and June 30, 2016, the total outstanding short-term related party debt was $2,100,000.

As of December 31 and June 30, 2016, the total outstanding long-term related party debt was $1,169,975 and $629,975, respectively.

The above notes were in default as of December 31, 2016.  However, the holders of all such notes have agreed orally to extend the due dates of such notes to December 31, 2017.
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

During the six months ended December 31, 2016, the Company repaid a total of $38,846 in principal. The outstanding principal as of December 31 and June 30, 2016, are $-0- and $38,846, respectively.

As of December 31 and June 30, 2016, the total outstanding long-term notes payable was $1,050,000.

NOTE 6. SUBSEQUENT EVENTS

Real Estate Development Project

In January 2017, the Company and a third party formed Temecula QK Holdings, LLC, a California limited liability company ("TQKH"), for the purpose of acquiring and developing approximately 40 acres of land located in Temecula, California. The Company owns 75% of TQKH. In connection with the TQKH's purchase of such land, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until the due date. This promissory note is secured by a deed of trust in favor of the selling party.

Loan from Related Party

Subsequent to December 31, 2016, the Company obtained a single loan from a related party, as follows:

January 2017 – $100,000. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were applied by the Company to operating expenses.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements for the six months ended December 31, 2016 (unaudited) and 2015 (unaudited), included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Background and Recent Developments

We are a development-stage company that was incorporated under the laws of the State of Nevada on June 13, 2014. At that time, we intended to become a large real estate development and construction company with operations, primarily, in the luxury vineyard estate home construction industry and, secondarily, and the hospitality industry.

However, in January 2017, our Board of Directors determined to refocus our plan of business, in an effort to better position our company to generate ongoing revenues from our future operations. As a result of this action, we now concentrate more emphasis on engaging in the hospitality industry, which we call our Hospitality Segment. Nevertheless, we continue to participate in the real estate development and home building industries as an adjunct to our Hospitality Segment. These efforts are now referred to as our Real Estate Development Segment. See Item 5. Other Information under Part II – Other Information.

Until such time as the results of our operations require us to do so, this discussion will not present separate segment information.

Real Estate Development Progress

Since our inception, we have acquired at total of approximately 110 acres of unimproved real estate located in Temecula, California, on which we intend to construct a total of 18 vineyard estate rental properties. Out of such 110 acres, on two five-acre parcels, we have begun construction efforts with respect to two vineyard estate rental properties. We are nearing completion of the permitting process with respect to each of such homes and have, as required by local ordinances, planted grapevines on approximately 50% of each 5 acre parcel.

Further, we have purchased approximately 25 acres also located in Temecula, on which we intend to build and operate our planned Sorrento Resort, Vineyard & Winery.

We continue to lack the capital with which to develop fully the properties described, and there is no assurance that we will ever possess such capital.

Principal Factors Affecting Our Financial Performance

We expect that our operating results will be primarily affected by the following factors:

   • our ability to obtain capital with which to build our rental properties;
   • our ability to attract guests to our rental properties and resort property, once built; and
   • our ability to contain our costs and maintain our low overhead.

Expected Financial Performance

Based on our current business plan, we expect to incur operating losses through at least the fourth quarter of 2017. However, because we do not yet possess capital to commence operations, we cannot predict whether we will have any revenues in our Hospitality Segment or our Real Estate Development Segment prior to the end of such period.

We must obtain approximately $4 million in order to begin construction of the first two of our vineyard estate rental properties and approximately $20 million in order to begin construction and full-scale operations of our planned Sorrento Resort property. There is no assurance that we will be successful in obtaining this needed funding.

Results of Operations

Until we begin full scale business operations, we expect the level of our quarterly expenses to be approximately $50,000.

For the Three Months Ended December 31, 2016 and 2015, we generated no revenues. We do not expect to generate any revenues until the fourth quarter of 2017, at the earliest.

For the Three Months Ended December 31, 2016 and 2015, we incurred a net loss of $(61,569) (unaudited) and $(46,683) (unaudited), respectively.

For the Six Months Ended December 31, 2016 and 2015, we generated no revenues. We do not expect to generate any revenues until the fourth quarter of 2017, at the earliest.

For the Six Months Ended December 31, 2016 and 2015, we incurred a net loss of $(63,585) (unaudited) and $(114,549) (unaudited), respectively. Had we not experienced a reimbursement of approximately $48,000 in consulting and related fees, our net loss for the Six Months Ended December 31, 2016, would have been approximately $111,000.

Plan of Operations

General. We require significant funding to achieve our objectives. Sources of funding are expected to be from sources of equity or debt financing, as well as from sales of our estate homes. As with any start-up company that offers unproven products, there is no assurance that our company will be successful with any level of additional funding.

Our plan of business now focuses primarily on our becoming a hospitality-focused company. In conjunction with these efforts, we intend to develop and build vineyard estate properties and one or more resort properties.

Hospitality Segment. Our Hospitality Segment will operate the rental properties that are built and/or acquired by us. In addition, we have purchased 25 acres of undeveloped real estate located in Temecula, California, on which we intend to construct and operate our planned Sorrento Resort, Vineyard and Winery. To complete the construction of the resort facility, we must obtain approximately $20 million in funding. There is no assurance that we will be able to secure such funding.

Real Estate Development Segment. Since our inception, we have acquired approximately 110 acres of unimproved real estate located in Temecula, California. We intend to construct vineyard estate rental properties on these acquired tracts.

Since acquiring these properties, we have taken substantially all actions necessary for obtaining needed permits and approvals for the subdivision planning and construction of two vineyard estate rental properties.

We expect to have obtained all of the necessary permits and approvals by mid-2017, at which time we will commence construction of these two vineyard estate rental properties. However, due to the nature of this process, we cannot assure you that we will be able to accomplish these objectives by such date.

We anticipate a long-term development of vineyard estate rental properties on the 110 acres we currently own. However, we must first obtain approximately $4 million for the completion of the first two of our vineyard estate rental properties. There is no assurance that we will be able to obtain such needed capital. Any inability to so obtain needed capital would negatively impact our ability to be successful in establishing these rental properties.

Liquidity

For the Six Months Ended December 31, 2016. At December 31, 2016, we had a working capital deficit of $2,307,446 and cash of $360. Currently, we possess approximately $50,000 in cash.

Loans from Related Parties and Third Parties. During the Current Six Month Period, we obtained the following loans from related parties and from third parties, as follows, as follows:

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

As of December 31, 2016, the total outstanding principal balance on the foregoing loans was $540,000, with another $9,320 in accrued and unpaid interest.

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

Working Capital. At December 31, 2016, we had a working capital deficit of $2,307,446 and cash of $360, compared to our working capital deficit of $2,270,961 and cash of $52,592, at June 30, 2016.

We are currently pursuing approximately $24 million in additional funding with which to build our vineyard estate rental properties and our Sorrento Resort property. We are actively pursuing this funding, with a current focus on potential foreign sources located throughout the world. While we would prefer to obtain funds through private sales of our equity securities, it is possible that funds would be obtained through loans or a combination of loans and sales of equity securities.

As of the date of this Quarterly Report on Form 10-Q, however, we have not obtained any commitments from any person that would have our company obtaining needed capital. There is no assurance that we will ever obtain capital in amounts as would allow us to pursue our full plan of business.

Profits from sales, if any, of our vineyard estate rental properties will serve as another source of capital with which to further our business development. There is no assurance that any such sales would occur.

To sustain our current operations, we obtained loans in the total amount of $540,000, during the Current Six Month Period. These loans accrue interest at 5% per annum, with principal and accrued interest due in July 2018 (as to $170,000), August 2018 (as to $100,000) and September 2018 (as to $270,000). Subsequent to December 31, 2016, we obtained a $100,000 loan, which accrues interest at 5% per annum, with principal and accrued interest due in January 2019.

Cash Flows.

Operating Activities. During the Current Six Month Period, we used $127,061 in our operating activities. During the Prior Six Month Period, we used $119,035 in our operating activities. We expect that, until we commence full-scale operations, operations will use between $50,000 and $100,000 of cash during future three-month periods.

Investing Activities. During the Current Six Month Period, we used $426,325 in our investing activities, which was for land development costs. During the Prior Six Month Period, we used $132,056 in our investing activities for land development costs.

Financing Activities. During the Current Six Month Period, our financing activities provided $501,154 in cash, all of which was proceeds of loans from related parties and repayments of loans to third parties. During the Prior Six Month Period, our financing activities provided no cash.

Contractual Obligations

Monthly Payment Obligations. We have entered into two significant long-term obligations that require us to make monthly cash payments.

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

In connection our purchase, through a 75%-owned subsidiary, of 40 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until March 2019, when the entire principal balance is due. This promissory note is secured by a deed of trust in favor of the selling party.

Balloon Payment Obligations. In 2014, we obtained three separate loans from our majority shareholder, which notes are in default as of December 31, 2016, as follows:
•
In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016, all of which remains unpaid. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, California. This loan remains unpaid.

•
In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in October 2016, all of which remains unpaid. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, California. This loan remains unpaid.

•
In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in December 2016. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, California. This loan remains unpaid.

Loans During Current Six Month Period. During the six months ended December 31, 2016, we obtained the following loans from related parties and from third parties, as follows:

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

Loan Subsequent to December 31, 2016. Subsequent to December 31, 2016, we have obtained a single loan from a related party, as follows:

•
In January 2017, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were used by us for operating expenses.

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

Uncertainties and Trends

We do not currently possess sufficient cash to commence full-scale business operations. In the future, our operations and revenues will be dependent upon the following factors, among others:

   • our ability to obtain capital with which to build our rental properties;
   • our ability to attract guests to our rental properties and resort property, once built; and
   • our ability to contain our costs and maintain our low overhead.

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

Capital Expenditures

During the Current Six Month Period, our capital expenditures were $426,325, all of which was for land development costs.

During the Prior Six Month Period, our capital expenditures were $132,056, all of which was for land development costs.

Should we be successful in obtaining the funding needed for us to commence full-scale operations, it can be expected that we would make significant capital expenditures. However, due to the uncertainty associated with our obtaining capital, we cannot predict the exact amount or timing of these potential capital expenditures.

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

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2016, we did not issue unregistered securities that have not been reported previously.

Subsequent to December 31, 2016, we issued unregistered securities, as follows:

1. (a) Securities Sold. In January 2017, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

New Business Focus. In January 2017, our Board of Directors determined to refocus our plan of business, in an effort to position our company to better generate ongoing revenues from our future operations. As a result of this action, we now concentrate more emphasis on engaging in the hospitality industry, which we call our Hospitality Segment. However, we continue to participate in the real estate development and home building industries as an adjunct to our Hospitality Segment. These efforts are now referred to as our Real Estate Development Segment.

New Operating Strategy vis-à-vis Current Properties. Currently, we own several parcels of real property located in Temecula, California, and in an area designated as "Temecula Valley Wine Country" by Riverside County.

Temecula Valley Wine Country Community Plan: Temecula Valley Wine Country Design Guidelines provide the following summary description and purpose of the Temecula Valley Wine Country:

"The Temecula Valley Wine Country Policy Area is a unique community of Riverside County that offers boutique wine country embedded within rural and equestrian character of the southwestern Riverside County. Approximately fifty wineries and other smaller wine operations, produce award-winning premium quality wines, made possible by a unique microclimate and well-drained decomposed granite soils of this region. In addition, this area offers rural lifestyle, horseback riding trails, stables and other equestrian amenities within the Valle de los Caballos community. It is with much pride in their ranches and horses that some of the equestrian facilities hold national and international competition events. The Temecula Valley Wine Country Policy Area Design Guidelines are intended to encourage rural type of developments surrounded by large vineyards and equestrian facilities that enhance the winemaking, equestrian and rural residential atmosphere of the policy area."

The Temecula Valley Wine Country Policy Area Design Guidelines set forth regulations relating to the site design and planning, architecture and related matters. Included in the Design Guidelines is a requirement that not less than 50% of developed acreage be planted with grapevines.

It is our current plan to construct our vineyard estate homes for the purpose of our Hospitality Segment's holding them out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, sales of these properties would be made by us, should the opportunity arise. No prediction in this can be made, however.

Risk Factors. With our determination to become a hospitality-focused company, potential purchasers of our common stock should be aware that there are certain risks associated relating to the hospitality industry, in general, and our company's planned operations therein, in particular. These hospitality-related risks are included in the following risk factors that relate to our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, results of operations or financial condition. Certain statements herein are forward-looking statements.

Risks Related to Our Business – In General

Our lack of operating history makes it difficult to predict our future operating results. We were incorporated in June 2014. Because we have a limited operating history, it is difficult to forecast our future operating results. Additionally, once established, our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other factors, efficiently deploying our capital, developing and implementing our marketing campaigns and strategies and developing awareness of our Hospitality Segment's vineyard estate rental properties and Sorrento Resort property, if and when they are built. As with any investment in a company with a limited operating history, ownership of our common stock involves a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his investment.

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

Our management serves us on a part-time basis and conflicts may arise. Jack Jie Qin and William E. Sluss perform employee-like services for us on a part-time basis. Mr. Qin has committed to working up to 10 hours per week and Mr. Sluss has committed to working up to 10 hours per week for the benefit of our company. Except for a stock bonus paid to Mr. Sluss, neither of Messrs. Qin and Sluss have not been compensated for their services to date and have agreed to work for no cash remuneration, until such time as we generate sufficient revenues for the payment of salaries to our management. We have not entered into employment agreements with either of Messrs. Qin and Sluss; we expect to enter into employment agreements with Messrs. Qin and Sluss at an as-yet-to-be- determined time in the future. Messrs. Qin and Sluss have other work-related responsibilities outside of our company. While each will seek to devote sufficient time to allow us to operate on a basis that is beneficial to our shareholders, this goal may not be accomplished and our operating results may be negatively impacted by the unavailability of these key personnel.

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

We will need to attract additional management personnel. We believe our current officers will be able to satisfy our senior management needs for the initial phase of our business plan. Thereafter, we will be required to hire additional executive officers and other staff members with experience in various aspects of our Hospitality Segment's planned operations and our Real Estate Develoment Segment's planned operations. Our inability to hire or retain experienced personnel would severely limit our ability to develop successfully our operations.

Governmental regulations and environmental matters could increase the cost and limit the availability of our real estate development projects, adversely affecting our business or financial results. Because we are involved in real estate development, our company is subject to extensive and complex regulations that affect land development and home construction, including zoning, density restrictions, building design and building standards. These regulations often provide broad discretion to the administering governmental authorities as to the conditions we must meet prior to development or construction being approved, if approved at all. We are subject to determinations by these authorities as to the adequacy of water or sewage facilities, roads or other local services. New housing developments may also be subject to various assessments for schools, parks, streets and other public improvements. In addition, in many markets, government authorities have implemented no growth or growth control initiatives. Any of these can limit, delay or increase the costs of development or construction.

We will also be subject to a significant number and variety of local, state and federal laws and regulations concerning protection of health, safety, labor standards and the environment. The impact of environmental laws varies depending upon the prior uses of the building site or adjoining properties and may be greater in areas with less supply where undeveloped land or desirable alternatives are less available. These matters may result in delays, may cause us to incur substantial compliance, remediation, mitigation and other costs, and can prohibit or severely restrict development and construction activity in environmentally sensitive regions or areas. Government agencies also routinely initiate audits, reviews or investigations of business practices to ensure compliance with these laws and regulations, which can cause us to incur costs or create other disruptions in our business that can be significant.

We will also be subject to other local, state and federal laws and regulations, including laws involving matters that are not within our control. If we fail to comply with all applicable laws, we can suffer damage to our company's reputation and may be exposed to possible liability.

Natural disasters may have a significant impact on our business. Because our hospitality and real estate development operations are expected, initially, to be located primarily in Southern California, we will be faced with the risks of potential large earthquakes and flooding, among other natural disasters. To the extent that any such natural disaster occurs, our business and financial condition may be adversely affected.

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

Our business and financial results could be adversely affected by significant inflation. Inflation can adversely affect us by increasing costs of land, materials and labor. In addition, significant inflation is often accompanied by higher interest rates, which have a negative impact on housing demand. In a highly inflationary environment, we may be precluded from raising prices enough to keep up with the rate of inflation, which could reduce our profit margins. Moreover, with inflation, the costs of capital increase and the purchasing power of our cash resources can decline. Current or future efforts by the government to stimulate the economy may increase the risk of significant inflation and its adverse impact on our business or financial results.

Potential future acquisitions could be difficult to locate and integrate, divert the attention of key personnel, disrupt our business, dilute shareholder value and adversely affect our financial results. As part of our business strategy, we intend to consider acquisitions of hospitality and related businesses and construction and related businesses, as such acquisition opportunities become available to us. However, we may not find suitable acquisition opportunities. Acquisitions involve numerous risks, any of which could harm our business, including:

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

Risks Related to Our Business - Hospitality Segment

Our Hospitality Segment can be expected to be subject to the business, financial and operating risks common to the resort hotel business, any of which could reduce our revenues and limit opportunities for growth. Business, financial and operating risks common to the hotel business, such as our Hospitality Segment, include:

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

The hospitality industry is subject to seasonal and cyclical volatility, which may contribute to fluctuations in our Hospitality Segment's results of operations and financial condition. The hospitality industry is seasonal in nature. We generally expect our Hospitality Segment's revenues to be lower in the first quarter of each year than in each of the three subsequent quarters, with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of the hospitality industry may contribute to fluctuations in our Hospitality Segment's results of operations and financial condition.

Because our Hospitality Segment will operate in a highly competitive industry, our revenues or profits could be harmed if we are unable to compete effectively. The segment of the hospitality industry in which we expect to operate is subject to intense competition. Our principal competitors will be other operators of luxury, full-service and focused-service hotels, including major hospitality chains with well-established and recognized brands. If we are unable to compete successfully, our Hospitality Segment's revenues or profits would be impaired.

Our Hospitality Segment will face competition for individual guests, group reservations and conference business. We will compete for these customers based primarily on brand name recognition and reputation, as well as location, room rates, property size and availability of rooms and conference space, quality of accommodations, customer satisfaction and amenities. Our competitors may have greater financial and marketing resources, which could allow them to improve their properties and expand and improve their marketing efforts in ways that could affect our ability to compete for guests effectively.

The revenues of our Hospitality Segment will be highly dependent on the travel industry and declines in, or disruptions to, the travel industry such as those caused by economic slowdown, terrorism, political strife, pandemics or threats of pandemics, acts of God and war may adversely affect us. Declines in or disruptions to the travel industry may adversely impact us. Risks affecting the travel industry include: economic slowdown and recession; economic factors such as increased costs of living and reduced discretionary income adversely impacting consumers' and businesses' decisions to use and consume travel services and products; terrorist incidents and threats and associated heightened travel security measures; political and geographical strife; acts of God such as earthquakes, hurricanes, fires, floods, volcanoes and other natural disasters; war; concerns with or threats of pandemics or contagious diseases or health epidemics; environmental disasters such as the Gulf of Mexico oil spill; increased pricing, financial instability and capacity constraints of air carriers; airline job actions and strikes; and increases in gasoline and other fuel prices.

Third-party internet reservation systems may adversely impact us. Consumers increasingly use third-party internet travel intermediaries to search for and book their hotel, resort and other travel accommodations. As the use of these third-party internet reservation channels increases, consumers may rely upon these third-party internet systems to the detriment of our then-operating properties, which may impact consumer preferences for lodging choices outside of our properties and adversely impact our bookings and rates.

Our Hospitality Segment will be exposed to risks and costs associated with protecting the integrity and security of our guests' personal data and other sensitive information. Our Hospitality Segment will be subject to various risks and costs associated with the collection, handling, storage and transmission of sensitive information, including those related to compliance with U.S. and foreign data collection and privacy laws and other contractual obligations, as well as those associated with the compromise of our systems collecting such information. Our Hospitality Segment will collect internal and customer data, including credit card numbers and other personally identifiable information, for a variety of important business purposes, including managing our workforce, providing requested products and services and maintaining guest preferences, to enhance customer service and for marketing and promotion purposes. We could be exposed to fines, penalties, restrictions, litigation, reputational harm or other expenses, or other adverse effects on our business, due to failure to protect our guests' personal data and other sensitive information or failure to maintain compliance with applicable data collection and privacy laws or with credit card industry standards or other applicable data security standards.

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

Risks Related to Our Business - Real Estate Development Segment

The construction industry experienced a significant downturn in recent years. Although the general U.S. economy has shown improvement recently, a subsequent deterioration in industry conditions could adversely affect our business or financial results. The United States experienced one of the most severe downturns in its history, from 2006 through 2011. Overall construction has improved since 2011. However, it is possible that the current economic conditions could have a negative effect on our business and financial results.

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

Supply shortages and other risks related to materials and skilled labor could increase costs and delay deliveries. The construction industry has, from time to time, experienced significant difficulties that can affect the cost or timing of construction, including shortages of qualified subcontractors, reliance on local subcontractors, manufacturers and distributors who may be inadequately capitalized, shortages of materials and volatile increases in the cost of materials, particularly increases in the price of lumber, drywall and cement, which are significant components of construction costs. These factors may cause us to take longer or incur more costs to build our properties and adversely affect our profitability. If the level of construction increases significantly in future periods, the risk of shortages in needed labor and materials available to our Ranch Segment could increase.

The risks associated with our Real Estate Development Segment's land and lot inventory could adversely affect our Real Estate Development Segment's business or financial results. Inventory risks will be substantial for our Real Estate Development Segment's home construction business. There are risks inherent in controlling, owning and developing land. If demand for our luxury vineyard estate homes declines, we may not be able to build and sell homes profitably. Also, the values of our owned undeveloped land and building lots may fluctuate significantly due to changes in market conditions. These risks could cause our Real Estate Development Segment's financial performance to be adversely affected.

Home construction is subject to home warranty and construction defect claims in the ordinary course of business that can be significant. Our Real Estate Development Segment will be subject to home warranty and construction defect claims arising in the ordinary course of our home construction business. Our Real Estate Development Segment expects to rely on subcontractors to perform the actual construction of our homes and, in many cases, to select and obtain construction materials. While we will provide detailed specifications and monitoring of the construction process, our subcontractors could use improper construction processes or defective materials in the construction of our homes. Should such issues arise, we intend to repair them in accordance with our warranty obligations, which could cause us to expend significant resources. We will be subject to construction defect claims and, although we intend to carry adequate insurance to cover any such claims, these claims could prove to be costly to defend and resolve in the legal system. Warranty and construction defect matters could also result in negative publicity for our company, which could damage our reputation and adversely affect our ability to sell homes.

Construction costs can fluctuate and impact our margins. The home construction industry has, from time to time, experienced significant difficulties, including shortages of qualified tradespeople; reliance on local subcontractors who may be inadequately capitalized; shortages of materials; and volatile increases in the cost of materials, particularly increases in the prices of lumber, drywall and cement, which are significant components of home construction costs. Our Real Estate Development Segment may not be able to recapture increased costs by raising prices because of either market conditions or because we will fix our prices at the time luxury vineyard estate home sales contracts are signed.

Our Real Estate Development Segment may be required to obtain performance bonds, the unavailability of which could adversely affect our results of operations and cash flows. We expect that our Real Estate Development Segment will be required to provide surety bonds to secure our performance or obligations under construction contracts, development agreements and other arrangements. Our ability to obtain surety bonds primarily depends upon our credit rating, financial condition, past performance and other factors, including the capacity of the surety market and the underwriting practices of surety bond issuers. The ability to obtain surety bonds also can be impacted by the willingness of insurance companies to issue performance bonds for construction and development activities. If we are unable to obtain surety bonds when required, the results of our Real Estate Development Segment's operations and cash flows could be adversely affected.

Home construction is a highly competitive industry and such reality could adversely affect our Real Estate Development Segment's business or financial results. The home construction industry is fragmented and highly competitive. Home constructors compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Our Real Estate Development Segment will compete against local, regional and national home constructors. We will also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the home construction industry could negatively affect our sales volumes and selling prices. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

As our company grows, we will compete with other companies across all industries to attract and retain highly skilled and experienced employees, managers and executives. Competition for the services of these individuals will likely increase if business conditions improve in the home construction industry or in the general economy. If we are unable to attract and retain key employees, managers or executives, the business of our Real Estate Development Segment could be adversely affected.

Risks Related to Our Financial Condition

Our lack of operating history makes it difficult to predict our future operating results. We were incorporated on June 13, 2014. For the period from our inception date for financial reporting purposes, July 14, 2014, through December 31, 2016, we had no revenues and incurred a net loss of $(517,578) (unaudited).

Because we have a limited operating history, it is difficult to forecast our future operating results. Additionally, our operations will continue to be subject to risks inherent in the establishment of a new business, including, among other factors, efficiently deploying our capital, developing and implementing our marketing campaigns and strategies and developing awareness and acceptance of our company's offerings. Our ability to generate future revenues will be dependent on a number of factors, including overall demand for our various rental properties and market competition. As with any investment in a company with a limited operating history, ownership of our common stock involves a high degree of risk and is not recommended if an investor cannot reasonably bear the risk of a total loss of his investment.

If we do not obtain additional funding for our operations, the value of our common stock could be adversely affected. As of December 31, 2016, we had cash of $360. Currently, we possess approximately $78,000 in cash. We are in need of operating capital and there is no assurance that we will be able to obtain such capital. In the absence of the receipt of additional funding, we may be required to scale back current operations or cease operations completely. Additionally, we do not have sufficient financial resources to implement our full-scale business plan.

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

We may not be able to repay certain loans on time. In connection with our recent purchases of three separate parcels of real property, we borrowed, in three separate transactions, a total of $2,100,000 from our majority shareholder. The principal and accrued interest on all three of these loans is due and payable in December 2016. Currently, we do not possess sufficient funds to repay these loans and there is no assurance that we will ever obtain sufficient funds to repay these loans on time. In such circumstance, our financial condition could become impaired, to the detriment of our business operations and operating results.

Risks Concerning Our Common Stock

There is no market for our common stock. No market for trading our common stock currently exists. However, we intend to establish a trading market for our common stock, though no such market is expected to develop until the first quarter of 2017, at the earliest. We cannot assure you that a trading market for our common stock will ever commence.

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

Future sales of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price. Sales of substantial amounts of our common stock in the public market or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. As of December 31, 2016, and as of the date of this Quarterly Report on Form 10-Q, we had 71,159,423 shares of common stock outstanding. 909,423 of these shares of common stock have been registered for resale pursuant to a registration statement on Form S-1 (Commission File No. 333-201314) and are freely tradable. Restricted or control shares may not be sold in the public market, unless the sale is registered under the Securities Act or an exemption from registration is available. If a large number of shares are sold on the open market, the price of our common stock could decline.

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

Item 6. Exhibits.

Exhibit No.	Description

31.1 *	Certification of periodic financial report by the Chief Executive Officer of Heavenstone Corp. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of periodic financial report by the Chief Financial Officer of Heavenstone Corp. pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 *	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Executive Officer of Heavenstone Corp.

32.2 *	Certification of periodic financial report pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Chief Financial Officer of Heavenstone Corp.

101.INS **	XBRL Instance Document.

101.SCH **	XBRL Schema Document.

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.
_____________________
 * filed herewith.
** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on February 21, 2017, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP. By: /s/ William E.Sluss William E. Sluss Chief Financial Officer (Principal Financial Officer)