Form 10-Q/A
period 2016-12-31
HEAVENSTONE CORP
filed 2017-02-22
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q/A Amendment #1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of February 21, 2016, 71,159,423 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 (the "Amended Filing") to Heavenstone Corp.'s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016, filed with the Securities and Exchange Commission on February 21, 2017 (the "Original Filing"), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE, which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

–	Balance Sheets as of December 31, 2016 (unaudited), and June 30, 2016 (audited);

–	Statements of Operations (unaudited) for the Three and Six Months Ended December 31, 2016 and 2015;

–	Statements of Cash Flows (unaudited) for the Six Months Ended December 31, 2016 and 2015; and

–	Notes to Unaudited Financial Statements

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. Those sections of the Original Filing that are unaffected by the Amended Filing are not included herein. The Amended Filing continues to speak as of the date of the Original Filing and we have not updated the filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing. The Original Filing has not been updated to reflect events occurring subsequent to filing date of the Original Filing.

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
_____________________
 * filed as part of the Original Filing.
** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on February 22, 2017, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP. By: /s/ WILLIAM E. SLUSS William E. Sluss Chief Financial Officer (Principal Financial Officer)