Form 10-Q
period 2017-03-31
HEAVENSTONE CORP
filed 2017-05-22
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q
[X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017
[ ]		TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________
Commission File No. 333-201314
HEAVENSTONE CORP. (Exact name of registrant as specified in its charter)
Nevada		47-1445393
(State or Other Jurisdiction of Incorporation or Organization)		(IRS Employer Identification No.)
17800 Castleton Street, Suite 300, City of Industry, California 91748 (Address of Principal Executive Offices, Including Zip Code)
Registrant’s telephone number, including area code: (626) 581-3335
Securities Registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Non-accelerated filer [ ]	Accelerated filer [ ]	Smaller reporting company [X]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]
As of May 22, 2017, 71,159,423 shares of the common stock of the registrant were issued and outstanding.
Documents Incorporated by Reference: None.

1

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS
Page
Unaudited Consolidated Balance Sheets as of March 31, 2017, and June 30, 2016	3
Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2017 and 2016	4
Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended March 31, 2017 and 2016	5
Notes to Unaudited Consolidated Financial Statements	7

HEAVENSTONE CORP. CONSOLIDATED BALANCE SHEETS
	As of March 31, 2017 (unaudited)	As of June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$14,337	$52,592
Prepaid and other current assets	16,850	156,340
Total current assets	31,187	208,932
Fixed assets
Land and land development cost	6,045,703	3,888,846
Office furniture and equipment	14,047	14,047
Accumulated depreciation	(6,555)	(4,448)
Total fixed assets	6,053,195	3,898,445
Total assets	$6,084,382	$4,107,377
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$186,592	$155,538
Interest payable	319,438	185,509
Short-term notes payable	---	38,846
Short-term related party debt	2,100,000	2,100,000
Total current liabilities	2,606,030	2,479,893
Non-current liabilities
Long-term related party debt	2,019,940	929,975
Long-term notes payable	1,500,000	750,000
Total non-current liabilities	3,519,940	1,679,975
Total liabilities	6,125,970	4,159,868
Stockholders’ deficit
Preferred stock, $.0001 par value: 50,000,000 shares authorized; zero and zero shares issued and outstanding at March 31, 2017, and June 30, 2016, respectively	---	---
Common stock, $.0001 par value: 200,000,000 shares authorized; 71,159,423 shares and 71,159,423 shares issued and outstanding at March 31, 2017, and June 30, 2016, respectively	7,116	7,116
Additional paid-in capital	394,386	394,386
Accumulated deficit	(557,846)	(453,993)
Total Heavenstone stockholders’ deficit	(156,344)	(52,491)
Non-controlling interest	114,756	---
Total stockholders’ deficit	(41,588)	(52,491)
Total liabilities and stockholders’ deficit	$6,084,382	$4,107,377
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Three Months Ended		For the Nine Months Ended
	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)	March 31, 2017 (unaudited)	March 31, 2016 (unaudited)
Operating expenses	$23,546	$42,484	$70,345	$85,782
Operating loss	(23,546)	(42,484)	(70,345)	(85,782)
Interest expense	(18,128)	(37,902)	(34,914)	(109,153)
Net loss	(41,674)	(80,386)	(105,259)	(194,935)
Less: Net loss attributable to non-controlling interest	1,406	---	1,406	---
Net loss attributable to Heavenstone Corp.	$(40,268)	$(80,386)	$(103,853)	$(194,935)
Net loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	71,159,423	71,159,423	71,159,423	71,159,423
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months Ended March 31, 2017 (unaudited)	For the Nine Months Ended March 31, 2016 (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(105,259)	$(194,935)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation expense	2,107	2,107
Changes in operating assets and liabilities:
Prepaid and other current assets	(139,490)	(105,504)
Accounts payable	(112,364)	(56,301)
Interest payable	(461)	81,027
Net cash used in operating activities	(76,487)	(273,606)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for land development costs	(1,021,887)	(337,988)
Net cash used in investing activities	(1,021,887)	(337,988)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from related parties	1,089,965	300,000
Borrowings on loans from third parties	---	150,000
Repayments on loans to third parties	(38,846)	---
Net cash provided by financing activities	1,051,119	450,000
NET DECREASE IN CASH	(38,255)	(161,594)
Cash, beginning of period	52,592	271,101
Cash, end of period	$14,337	$109,507
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (cont.)
	For the Nine Months Ended March 31, 2017 (unaudited)		For the Nine Months Ended March 31, 2016 (unaudited)
Non-cash investing the financing activities
Land development costs incurred on credit		$143,418	$	---
Capitalized interest to land development cost		$134,390	$	---
Third-party notes issued for land purchase		$750,000	$	---
Purchase of land acquisition costs directly by non-controlling interest		$116,162	$	---
Supplemental disclosure of cash flow information
Cash paid for income taxes	$	---	$	---
Cash paid for interest		$35,375		$28,126
The accompanying notes are an integral part of these unaudited financial statements.

HEAVENSTONE CORP. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017 (unaudited)

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements of Heavenstone Corp. (“Heavenstone” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, filed with the SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the Financial Statements which substantially duplicate the disclosure contained in the audited financial statements for fiscal 2016 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.

Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated.

NOTE 2. GOING CONCERN

These unaudited interim consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. For the nine months ended March 31, 2017, the Company had an accumulated deficit of $557,846 and revenue of $0. The continuation of the Company as a going concern is dependent upon the Company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2017.

NOTE 3. LAND AND LAND DEVELOPMENT COSTS

Land and land development costs are carried at cost. Land development costs capitalized include costs associated with the development of the purchased land, including inspection fees and engineering fees. For the nine months ended March 31, 2017, the Company had incurred $2,156,857 in land and land development costs, of which $1,012,887 was paid in cash, $141,162 was incurred on credit, $750,000 was settled with note payable and $116,162 was assumed by non-controlling interest (see further discussion in Note 6). Also, the Company capitalized the interest costs of $134,390 incurred for the real estate projects under ASC 835-20, during the nine months ended March 31, 2017.

NOTE 4. RELATED-PARTY TRANSACTIONS

Loans from Officer's Family

During the nine months ended March 31, 2017, the Company obtained two separate loans from the family of one of its officers, as follows:

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

Loans from Related Party

During the nine months ended March 31, 2017, the Company obtained two separate loans from a related party, as follows:

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

January 2017 - $449,965. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $449,965, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were applied by the Company to operating expenses.

As of March 31, 2017, and June 30, 2016, the total outstanding short-term related party debt was $2,100,000. These notes were in default as of March 31, 2017.

As of March 31, 2017, and June 30, 2016, the total outstanding long-term related party debt was $2,019,940 and $929,975, respectively.

NOTE 5. NOTES PAYABLE

In February 2016, the Company delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers' and directors' insurance policy obtained by the Company. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note is to be made in ten equal monthly payments of $7,904, beginning in March 2016.

During the nine months ended March 31, 2017, the Company repaid a total of $38,846 in principal. The outstanding principal as of March 31, 2017, and June 30, 2016, are $-0- and $38,846, respectively.

As of March 31, 2017, and June 30, 2016, the total outstanding long-term notes payable was $1,500,000 and $750,000, respectively.

NOTE 6. REAL ESTATE DEVELOPMENT PROJECT

In January 2017, the Company and a third party formed Temecula QK Holdings, LLC, a California limited liability company (“TQKH”), for the purpose of acquiring and developing approximately 40 acres of land located in Temecula, California, for $1,318,383. The Company owns 75% of TQKH. In connection with TQKH’s purchase of such land, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until the due date. This promissory note is secured by a deed of trust in favor of the selling party. For the three months ended March 31, 2017, TQKH received $116,162 from its non-controlling shareholder for the land acquisition costs.

NOTE 7. SUBSEQUENT EVENTS

Loan from Related Party

In April 2017, we obtained a loan in the amount of $140,000 pursuant to a loan agreement and delivered a promissory note, face amount $140,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in April 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Jumpstart Our Business Startups Act of 2012

As a company with less than $1 billion in revenue during our last fiscal year, we qualify as an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (the JOBS Act). As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies. These provisions include:

•	Only two years of audited financial statements in addition to any required unaudited interim financial statements with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure.
•	Reduced disclosure about our executive compensation arrangements.
•	Not having to obtain non-binding advisory votes on executive compensation or golden parachute arrangements.
•	Exemption from the auditor attestation requirement in the assessment of our internal control over financial reporting.

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our financial statements for the nine months ended March 31, 2017 (unaudited) and 2016 (unaudited), included elsewhere in this Quarterly Report on Form 10-Q. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

This discussion contains forward-looking statements. These forward-looking statements are based on our management’s current expectations with respect to future events, financial performance and operating results, which statements are subject to risks and uncertainties, including, but not limited to, those discussed below and elsewhere in this prospectus. The risks and uncertainties discussed herein could cause our actual results to differ from the results contemplated by these forward-looking statements.

Basis of Presentation – “True” Inception Date

While our company was incorporated in the State of Nevada in June 2014, we undertook no activities until July 14, 2014. Due to our having less than one year of actual operations, we determined, for financial statement purposes, our “true” inception date to be July 14, 2014, the date of first activities. The following discussion, as well as the accompanying financial statements, is presented in accordance with such determination.

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

Expected Financial Performance

Based on our current business plan, we expect to incur operating losses through at least the first quarter of 2018. However, because we do not yet possess capital to commence operations, we cannot predict whether we will have any revenues in our Hospitality Segment or our Real Estate Development Segment prior to the end of such period.

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

For the Three Months Ended March 31, 2017 and 2016, we generated no revenues. We do not expect to generate any revenues until the first quarter of 2018, at the earliest.

For the Three Months Ended March 31, 2017 and 2016, we incurred a net loss of $(41,674) (unaudited) and $(80,386) (unaudited), respectively.

For the Nine Months Ended March 31, 2017 and 2016, we generated no revenues. We do not expect to generate any revenues until the first quarter of 2018, at the earliest.

For the Nine Months Ended March 31, 2017 and 2016, we incurred a net loss of $(105,259) (unaudited) and $(194,935) (unaudited), respectively. Had we not experienced a reimbursement of approximately $48,000 in consulting and related fees, our net loss for the Nine Months Ended March 31, 2017, would have been approximately $153,259.

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

We expect to have obtained all of the necessary permits and approvals by the end of the third quarter of 2017, at which time we will commence construction of these two vineyard estate rental properties. However, due to the nature of this process, we cannot assure you that we will be able to accomplish these objectives by such date.

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

Liquidity

For the Nine Months Ended March 31, 2017. At March 31, 2017, we had a working capital deficit of $2,574,843 and cash of $14,337. Currently, we possess approximately $1,500 in cash.

Loans from Related Parties and Third Parties. During the Current Nine Month Period, we obtained the following loans from related parties and from third parties, as follows, as follows:

July 2016 – $170,000. We obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used for operating expenses.

August 2016 – $100,000. We obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used for operating expenses.

September 2016 – $270,000. We obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were used for operating expenses.

January 2017 – $100,000. We obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were used for operating expenses.

January 2017 - $449,965. The Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $449,965, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were applied by the Company to operating expenses.

Without these loans, we would have been unable to continue our operations.

As of March 31, 2017, the total outstanding principal balance on the foregoing loans was $1,089,965, with another $140,000 in accrued and unpaid interest.

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

In January 2017, our company and a third party formed Temecula QK Holdings, LLC, a California limited liability company (“TQKH”), for the purpose of acquiring and developing approximately 40 acres of land located in Temecula, California. We own 75% of TQKH. In connection with TQKH’s purchase of such land, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until the due date. This promissory note is secured by a deed of trust in favor of the selling party.

Working Capital. At March 31, 2017, we had a working capital deficit of $2,574,843 and cash of $14,337, compared to our working capital deficit of $2,270,961 and cash of $52,592, at June 30, 2016.

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

To sustain our current operations, we obtained loans in the total amount of $1,089,965, during the Current Nine Month Period. These loans accrue interest at 5% per annum, with principal and accrued interest due in July 2018 (as to $170,000), August 2018 (as to $100,000), September 2018 (as to $270,000) and January 2019 (as to $549,965). Subsequent to March 31, 2017, in April 2017, we obtained a $140,000 loan, which accrues interest at 5% per annum, with principal and accrued interest due in April 2019.

Cash Flows.

Operating Activities. During the Current Nine Month Period, our operating activities used $683,067 in cash. During the Prior Nine Month Period, we used $76,487 in our operating activities. We expect that, until we commence full-scale operations, operations will use between $50,000 and $100,000 of cash during future three-month periods.

Investing Activities. During the Current Nine Month Period, we used $1,012,887 in our investing activities, which was for land development costs. During the Prior Nine Month Period, we used $337,988 in our investing activities for land development costs.

Financing Activities. During the Current Nine Month Period, our financing activities provided $1,051,119 in cash, all of which was proceeds of loans from related parties and repayments of loans to third parties. During the Prior Nine Month Period, our financing activities provided $450,000 in cash, all of which was proceeds of loans from related parties.

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

In connection with our purchase, through TQKH, a 75%-owned subsidiary, of 40 acres of land in Temecula, California, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until March 2019, when the entire principal balance is due. This promissory note is secured by a deed of trust in favor of the selling party.

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

Loans During Current Nine Month Period. During the nine months ended March 31, 2017, we obtained the following loans from related parties and from third parties, as follows:

•	In July 2016, we obtained a loan in the amount of $170,000 pursuant to a loan agreement and delivered a promissory note, face amount $170,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in July 2018. The proceeds from this loan were used by us for operating expenses.

•	In August 2016, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in August 2018. The proceeds from this loan were used by us for operating expenses.

•	In September 2016, we obtained a loan in the amount of $270,000 pursuant to a loan agreement and delivered a promissory note, face amount $270,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in September 2018. The proceeds from this loan were used by us for operating expenses.

•	In January 2017, we obtained a loan in the amount of $100,000 pursuant to a loan agreement and delivered a promissory note, face amount $100,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were used by us for operating expenses.

•	In January 2017, the Company obtained this loan pursuant to a loan agreement and delivered a promissory note, face amount $449,965, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in January 2019. The proceeds from this loan were applied by the Company to operating expenses

Loan Subsequent to March 31, 2017. Subsequent to March 31, 2017, we have obtained a single loan from a related party, as follows:

•	In April 2017, we obtained a loan in the amount of $140,000 pursuant to a loan agreement and delivered a promissory note, face amount $140,000, in consideration of such loan. Unpaid principal on such loan bears interest at 5% per annum, with principal and accrued interest due in April 2019. The proceeds from this loan were used by us for operating expenses.

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

There is no assurance that we will be able to accomplish our objectives. Our failure to do so would likely cause purchasers of our common stock to lose their entire investments in our company.

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

Capital Expenditures

During the Current Nine Month Period, our capital expenditures were $2,154,750, all of which was for land development costs.

During the Prior Nine Month Period, our capital expenditures were $337,988, all of which was for land development costs.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017, we did not issue unregistered securities that have not been reported previously.

Subsequent to March 31, 2017, we issued unregistered securities, as follows:

1. (a) Securities Sold. In April 2017, a $140,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Yang Cong; (c) Consideration. Such promissory note was issued for $140,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

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

101.CAL ** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ** XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE ** XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q to be signed on May 22, 2017, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP.

By: /s/ William E. Sluss

William E. Sluss

Chief Financial Officer

(Principal Financial Officer)

