Form 10-Q/A
period 2017-03-31
HEAVENSTONE CORP
filed 2017-05-24
CIK 1624025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549
FORM 10-Q/A
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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amended Filing”) to Heavenstone Corp.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, filed with the Securities and Exchange Commission on May 22, 2017 (the “Original Filing”), is to furnish Exhibit 101.INS, Exhibit 101.SCH, Exhibit 101.CAL, Exhibit 101.DEF, Exhibit 101.LAB and Exhibit 101.PRE, which exhibits consist of the following financial statements from the Original Filing, formatted in XBRL (eXtensible Business Reporting Language):

- Unaudited Consolidated Balance Sheets as of March 31, 2017, and June 30, 2016;

- Unaudited Consolidated Statements of Operations for the Three and Nine Months Ended March 31, 2017 and 2016;

- Unaudited Consolidated Statements of Cash Flows for the Three and Nine Months Ended March 31, 2017 and 2016; and

-       Notes to Unaudited Consolidated Financial Statements

In addition to the items noted above, the information included in the Original Filing is being amended to remove disclosure stating that $2,100,000 in loans were in default at March 31, 2017. Such loans were not in default on such date. No other information included in the Original Filing is being amended by this Amended Filing.

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

Balloon Payment Obligations. In 2014, we obtained three separate loans from our majority shareholder, as follows:

•	In October 2014, we obtained a loan in the amount of $850,000 pursuant to a loan agreement and delivered a promissory note, face amount $850,000, in consideration of such loan. In February 2017, we entered into an amended and restated loan agreement and issued an amended and restated promissory note, face amount $850,000, in connection therewith. Unpaid principal on such loan bears interest at 5% per annum. Originally, principal and accrued interest was due in October 2016. Now, principal and accrued interest is due in December 2017. The proceeds from this loan were used by us to purchase approximately 50 acres of land in Temecula, California.

•	In October 2014, we obtained a loan in the amount of $650,000 pursuant to a loan agreement and delivered a promissory note, face amount $650,000, in consideration of such loan. In February 2017, we entered into an amended and restated loan agreement and issued an amended and restated promissory note, face amount $650,000, in connection therewith. Unpaid principal on such loan bears interest at 5% per annum. Originally, principal and accrued interest was due in October 2016. Now, principal and accrued interest is due in December 2017. The proceeds from this loan were used by us to purchase approximately 10 acres of land in Temecula, California.

•	In December 2014, we obtained a loan in the amount of $600,000 pursuant to a loan agreement and delivered a promissory note, face amount $600,000, in consideration of such loan. In February 2017, we entered into an amended and restated loan agreement and issued an amended and restated promissory note, face amount $650,000, in connection therewith. Unpaid principal on such loan bears interest at 5% per annum. Originally, principal and accrued interest was due in December 2016. Now, principal and accrued interest is due in December 2017. The proceeds from this loan were used by the Company to purchase approximately 10 acres of land in Temecula, California.

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

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No. Description

10.1 * First Amended and Restated Loan Agreement between Registrant and Astonia Group Ltd., dated February 17, 2017.

10.2 * First Amended and Restated Loan Agreement Promissory Note, face amount $850,000, with Registrant as borrower and Astonia Group Ltd. as lender, dated February 17, 2017.

10.3 * First Amended and Restated Loan Agreement between Registrant and Astonia Group Ltd., dated February 17, 2017.

10.4 * First Amended and Restated Loan Agreement Promissory Note, face amount $650,000, with Registrant as borrower and Astonia Group Ltd. as lender, dated February 17, 2017.

10.5 * First Amended and Restated Loan Agreement between Registrant and Astonia Group Ltd., dated February 17, 2017.

10.6 * First Amended and Restated Loan Agreement Promissory Note, face amount $600,000, with Registrant as borrower and Astonia Group Ltd. as lender, dated February 17, 2017.

101.INS ** XBRL Instance Document.

101.SCH ** XBRL Schema Document.

101.CAL ** XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ** XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ** XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE ** XBRL Taxonomy Extension Presentation Linkbase Document.

_____________________

* filed herewith.

** furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on May 24, 2017, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP.

By: /s/ WILLIAM E. SLUSS

William E. Sluss

Chief Financial Officer

(Principal Financial Officer)

