Form 10-K
period 2017-06-30
HEAVENSTONE CORP
filed 2019-11-25
CIK 1624025

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2017

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File No. 333-201314

HEAVENSTONE CORP.

(Exact name of registrant as specified in its charter)

Nevada	47-1445393
(State or Other Jurisdiction	(IRS Employer Identification No.)
of Incorporation or Organization)

17800 Castleton Street, Suite 300, City of Industry, California 91748
(Address of Principal Executive Offices, Including Zip Code)

Registrant’s telephone number, including area code: (626) 581-3335

Securities Registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☒
Non-accelerated filer ☒		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates computed based on the closing price of such stock as of June 30, 2017, was approximately: N/A.

As of November 22, 2019, 71,159,423 shares of the common stock of the registrant were issued and outstanding.

Documents Incorporated by Reference: None.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that are subject to risks and uncertainties. All statements other than statements of historical fact included in this Annual Report on Form 10-K are forward-looking statements. Forward-looking statements give our current expectations and projections relating to our financial condition, results of operations, plans, objectives, future performance and business. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. These statements may include words such as “anticipate,” “estimate,” “expect,” “project,” “plan,” “intend,” “believe,” “may,” “will,” “should,” “can have,” “likely” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events. For example, all statements we make relating to our estimated and projected costs, expenditures, cash flows, growth rates and financial results, our plans and objectives for future operations, growth or initiatives, strategies or the expected outcome or impact of pending or threatened litigation are forward-looking statements. All forward-looking statements are subject to risks and uncertainties that may cause actual results to differ materially from those that we expected.

Forward-looking statements herein that relate to our company’s current business status will be subject to the following risks and uncertainties:

•	events that deprive us of the services of our president, Jack Jie Qin;
•	our ability to secure capital as needed to commence and continue our efforts in establish our luxury home construction business, our hospitality business and our resort business; and
•	our ability to secure capital adequate to establish these operations.
•	our ability to succeed in competitive markets;
•	our ability to attract and retain key personnel;
•	our ability to maintain effective quality control systems with respect to our operations; and
•	seasonal fluctuations in our business.

We derive many of our forward-looking statements from our forecasts, which are based on many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results. Important factors that could cause actual results to differ materially from our expectations, or cautionary statements, are disclosed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements, as well as other cautionary statements that are made from time to time in our other filings with the SEC and public communications. You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

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

Refocus of Business Plan

Our company was organized with the intention of (a) becoming a real estate development and construction company centered in the Temecula, California, area, specializing in the construction and sale of luxury vineyard estate homes, each of which will contain a small vineyard capable of producing small commercial quantities of wine and (b) constructing and operating a five-star hotel, spa and winery to be known as “Sorrento Resort, Vineyard and Winery”, also located in the Temecula area.

In January 2017, however, our Board of Directors determined to refocus our plan of business, in an effort to position our company to better generate ongoing revenues from our future operations. As a result of this action, we now concentrate more emphasis on engaging in the hospitality industry, which we call our Hospitality Segment. However, we continue to participate in the real estate development and home building industries as an adjunct to our Hospitality Segment. These efforts are now referred to as our Real Estate Development Segment.

Currently, we own several parcels of real property located in Temecula, California, and in an area designated as “Temecula Valley Wine Country” by Riverside County. Temecula Valley Wine Country Community Plan: Temecula Valley Wine Country Design Guidelines provide the following summary description and purpose of the Temecula Valley Wine Country:

“The Temecula Valley Wine Country Policy Area is a unique community of Riverside County that offers boutique wine country embedded within rural and equestrian character of the southwestern Riverside County. Approximately fifty wineries and other smaller wine operations, produce award-winning premium quality wines, made possible by a unique microclimate and well-drained decomposed granite soils of this region. In addition, this area offers rural lifestyle, horseback riding trails, stables and other equestrian amenities within the Valle de los Caballos community. It is with much pride in their ranches and horses that some of the equestrian facilities hold national and international competition events. The Temecula Valley Wine Country Policy Area Design Guidelines are intended to encourage rural type of developments surrounded by large vineyards and equestrian facilities that enhance the winemaking, equestrian and rural residential atmosphere of the policy area.”

The Temecula Valley Wine Country Policy Area Design Guidelines set forth regulations relating to the site design and planning, architecture and related matters. Included in the Design Guidelines is a requirement that not less than 50% of developed acreage be planted with grapevines.

It is our current plan to construct our vineyard estate homes for the purpose of our Hospitality Segment’s holding them out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, sales of these properties would be made by us, should the opportunity arise.

In order for us to begin full-scale operations, we will be required to obtain approximately $50 million in additional capital, of which there is no assurance.

Since our July 14, 2014, inception, we have generated no revenues and, through June 30, 2017, our accumulated deficit was $610,888. We do not expect to begin to derive revenues from our operations prior to the fourth quarter of 2020, at the earliest.

Our Competitive Strengths and Weaknesses

We believe our company has the following competitive strengths:

•	our relationships with California-based construction support companies; and
•	our low overhead.

We believe our company has the following competitive weaknesses:

•	our management has no experience in the real estate development and construction and hospitality industries; and
•	our lack of capital.

Our Properties in Temecula, California

Since our inception, we have purchased the properties described below, all of which are located in Temecula, California, within area established by Riverside County as the “Temecula Valley Wine Country”.

Camino Del Vino Property. Comprised of 50 acres, we purchased this property in 2014 for $1,500,000, with the original intent of subdividing the property into five separate ten-acre parcels on which to build five luxury vineyard homes. However, due to recent changes in zoning rules, we were able to obtain permission to subdivide the property into eight separate parcels on which to build eight luxury vineyard homes. It is our current plan to construct these vineyard estate homes for the purpose of our Hospitality Segment’s holding them out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, sales of these properties would be made by us, should the opportunity arise. We have graded this property and have planted grapes on approximately half of the property.

Meadow Ridge Property. With the intent of building a winery and resort to be known as “Sorrento Resort, Vineyard and Winery”, we purchased this 10-acre property in 2015 or $495,000. It is also our intent to purchase an adjacent 15-acre parcel, although we have not entered into an agreement to do so. We anticipate starting the design phase of this resort in the near future. To date, we have made no improvements to this property.

Los Amantes Road Properties. In 2014, we purchased two adjacent five-acre properties (10 acres total) located on Los Amantes Road in Temecula, with the intent of building a luxury vineyard home on each property. It is our current plan to construct these vineyard estate homes for the purpose of our Hospitality Segment’s holding them out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, sales of these properties would be made by us, should the opportunity arise. We have graded both properties and planted approximately two-and-a-half acres of grapes on each. Further improvements have been made to each property, including entitlements, fencing and fine grading for foundations. We started construction of a luxury vineyard home on the first of these properties in March 2019. To date, we have spent approximately $1,600,000 on improvements to these properties.

Monte Verde Road Property. We purchased this 40-acre property for $1,300,000, with the intent of subdividing the property into eight separate parcels on which to build eight luxury vineyard homes. It is our current plan to construct these vineyard estate homes for the purpose of our Hospitality Segment’s holding them out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, sales of these properties would be made by us, should the opportunity arise. To date, we have made no improvements to this property.

Los Nogales Road Property. In November 2017, we purchased this 5-acre property for $265,000, with the intent of building a single luxury vineyard home thereon. It is our current plan to construct this vineyard estate home for the purpose of our Hospitality Segment’s holding it out for rent on a nightly or weekly basis. To market this rental opportunity, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Nevertheless, the sale of this property would be made by us, should the opportunity arise. To date, we have made no improvements to this property.

Hospitality Segment

General. Our Hospitality Segment does not currently have any operations. It is our intention to operate vineyard estate homes constructed by our Real Estate Development Segment as rental properties. We intend to hold these properties out for rent on a nightly or weekly basis. To market these rental opportunities, we intend to employ the resources offered by third-party internet reservations systems, including Airbnb. Once its operations begin, there is no assurance that our Hospitality Segment will operate profitably.

Sorrento Resort, Vineyard & Winery. It is intended that, once built on our Meadow Ridge Property, our Hospitality Segment would operate the Sorrento Resort, a planned 60,000 square-foot facility, which is to include a five-star hotel with 50 large suites with sweeping panoramic views of the Temecula Valley, a spa, retail sales space, restaurants and a state-of-the-art hospitality facility. It is planned that the hospitality center is to be situated above the underground barrel cellar and tunnel that connects with the facility’s winery. Underground parking is to be built underneath the hospitality center. Just beyond the hospitality center, we intend to create a landscaped park setting, including terraced lawns for private outdoor events. We believe that the hospitality center and surrounding areas will make the resort an attractive recreational and social destination for tourists and local residents.

Competition. The segments of the hospitality industry in which our Hospitality Segment will compete are subject to intense competition. Our principal competitors will be other operators of luxury, full-service and focused-service hotels and timeshare properties, including other major hospitality chains with well-established and recognized brands. We also will compete against smaller hotel chains, independent and local hotel owners and operators and independent timeshare operators. If our Hospitality Segment is unable to compete successfully, our revenues or profits would be impaired.

Seasonality. The hospitality industry is seasonal in nature. The periods during which our Hospitality Segment’s properties can be expected to experience higher revenues will vary from property to property, depending principally upon location and the customer base served. We generally expect our Hospitality Segment’s revenues to be lower in the first quarter of each year than in each of the three subsequent quarters, with the fourth quarter generally being the highest. In addition, the hospitality industry is cyclical and demand generally follows the general economy on a lagged basis. The seasonality and cyclicality of this industry may contribute to fluctuations in our results of operations and financial condition.

Real Estate Development Segment

General. Following the refocus of our business plan, we view our Real Estate Development Segment as an adjunct to our Hospitality Segment. Nevertheless, our Real Estate Development Segment remains an important part of our business plan. Our Real Estate Development Segment is responsible for constructing the rental properties to be operated by our Hospitality Segment.

Properties. Our Real Estate Development Segment is responsible for construction efforts on our properties, as follows:

Camino Del Vino Property. This 50-acre property is to be subdivided into eight separate parcels on which eight vineyard estate homes will be built. We have graded this property and have planted grapes on approximately half of the property.

Meadow Ridge Property. On this 10-acre property, we intent to build a winery and resort to be known as “Sorrento Resort, Vineyard and Winery”. It is also our intent to purchase an adjacent 15-acre parcel, although we have not entered into an agreement to do so. We anticipate starting the design phase of this resort in the near future.

Los Amantes Road Properties. On each of these two adjacent five-acre properties (10 acres total), we intend to build a vineyard estate home. We have graded both properties and planted approximately two-and-a-half acres of grapes on each. Further improvements have been made to each property, including entitlements, fencing and fine grading for foundations. We started construction of a luxury vineyard home on the first of these properties in March 2019.

Monte Verde Road Property. This 40-acre property is to be subdivided into eight separate parcels on which to build eight vineyard estate homes. To date, we have made no improvements to this property.

Los Nogales Road Property. On this 5-acre property, we intend to build a single luxury vineyard home. To date, we have made no improvements to this property.

We anticipate that each of the vineyard estate homes will contain approximately 10,000 square feet of living area. In addition, each of our vineyard estate homes will contain a small vineyard, covering approximately half of each property, capable of producing small commercial quantities of wine.

Key Alliances. Since our inception, our management has initiated contact with numerous large construction companies, design companies and suppliers of building supplies. As a result of these efforts, our management has identified the service and supplies providers who are believed to be in a position to best perform these needed functions on behalf of our company.

Our Real Estate Development Segment has retained a construction company, Koll Custom Homes, to lead the development and construction of our vineyard estate homes, including the facilitation of civil designs and background investigation of our properties for the purpose of obtaining subdivision final approval plans for use in bidding and budgeting purposes. The identified design company would lead the vineyard estate home design activities. The identified supplier of building supplies would be the primary source of building supplies for our construction operations.

Land Acquisition and Development. Our long-term objective is to develop and, through our Hospitality Segment, to control a portfolio of properties. To this end, we will acquire land only after completing due diligence and, in certain cases, feasibility studies. With respect to each of our current properties, we conducted the due diligence deemed necessary by our management. Included in such due diligence efforts were informal feasibility studies with respect to each property to the effect that such properties would be beneficial to our Real Estate Development Segment.

In determining whether a formal feasibility study is necessary with respect to a prospective land acquisition target, our management considers its familiarity with the geographical area in which the property is located. For example, because the properties we currently own are located in close proximity to the area where our management lives and works, they determined that only an informal feasibility was necessary, given their familiarity with the local economy and its development patterns. It is expected that, as we seek to acquire properties outside our management’s area of familiarity, we will engage consultants to perform formal feasibility studies with respect to such properties. We believe that this strategy for conducting feasibility studies does not present a risk to the development of our properties, current and future, if any.

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

Materials Costs. Substantially all materials used in construction are available from a number of sources, but may fluctuate in price due to various factors. It is possible that we will experience shortages of certain materials. If shortages occur in the future, such shortages could result in longer construction times and higher costs than those experienced in the past. Such circumstances could have an adverse effect on our company’s future results of operations and/or financial condition.

Competition. The home construction industry is fragmented and highly competitive. Home constructors compete not only for home buyers, but also for desirable properties, financing, raw materials and skilled labor. Our Real Estate Development Segment will compete against local, regional and national home constructors. We will also compete with existing home sales, foreclosures and rental properties. The competitive conditions in the home construction industry could negatively affect our sales volumes and selling prices. Competition can also affect our ability to acquire suitable land, raw materials and skilled labor at acceptable prices or terms, or cause delays in the construction of our homes.

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

Water-Related Issues and Natural Disasters

Water-Related Issues. Due to the ongoing severe drought in California, it is possible that mandatory water usage limitations will be implemented. In addition, it is possible that new, far-reaching limitations on the use of ground water on a landowner’s own property could be imposed by the State of California or by one or more local governments. To the extent that any such water usage limitations are imposed, our business and financial condition may be adversely affected.

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

Employees

We currently have no employees; our two officers serve without compensation. Our business development, corporate administration, business operations and financial reporting functions are overseen directly by our President. Our Chief Financial Officer oversees record keeping. We intend to hire a small number of employees, at such times as our business conditions warrant. We have used, and, in the future, expect to use, the services of certain outside consultants and advisors as needed, on a consulting basis.

Available Information

Heavenstone Corp. files or furnishes annual, quarterly and current reports, proxy statements and other documents with the SEC under the Securities Exchange Act of 1934 (the “Exchange Act”). The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Also, the SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC. The public can obtain any documents that we file with the SEC at http://www.sec.gov.

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

ITEM 1A. RISK FACTORS

Not applicable to a smaller reporting company.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

Holders

On October 16, 2019, the number of record holders of our common stock, excluding nominees and brokers, was 56 holding 71,159,423 shares.

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

Recent Issuances of Unregistered Securities

During the year ended June 30, 2017, we issued no unregistered securities that were not previously reported.

Subsequent to June 30, 2017, we have issued unregistered securities not previously reported, as follows:

1. (a) Securities Sold. In July 2017, a $140,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Wen; (c) Consideration. Such promissory note was issued for $140,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

2. (a) Securities Sold. In September 2017, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Wen; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

3. (a) Securities Sold. In August 2017, a $300,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Union Home Loan, Inc.; (c) Consideration. Such promissory note was issued for $300,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

4. (a) Securities Sold. In November 2017, a $250,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $250,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

5. (a) Securities Sold. In November 2017, a $261,728 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $261,728 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

6. (a) Securities Sold. In December 2017, a $300,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $300,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

7. (a) Securities Sold. In January 2018, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Astonia Group Ltd.; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

8. (a) Securities Sold. In January 2018, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

9. (a) Securities Sold. In February 2018, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

10. (a) Securities Sold. In February 2018, a $270,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $270,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

11. (a) Securities Sold. In March 2018, a $30,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $30,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

12. (a) Securities Sold. In March 2018, a $80,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $80,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

13. (a) Securities Sold. In March 2018, a $30,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $30,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

14. (a) Securities Sold. In April 2018, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

15. (a) Securities Sold. In April 2018, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

16. (a) Securities Sold. In May 2018, a $150,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $150,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

17. (a) Securities Sold. In June 2018, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

18. (a) Securities Sold. In June 2018, a $10,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $10,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

19. (a) Securities Sold. In July 2018, a $150,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $150,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

20. (a) Securities Sold. In September 2018, a $100,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $100,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

21. (a) Securities Sold. In October 2018, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

22. (a) Securities Sold. In November 2018, a $10,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $10,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

23. (a) Securities Sold. In November 2018, a $5,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $5,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

24. (a) Securities Sold. In December 2018, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

25. (a) Securities Sold. In December 2018, a $30,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Qin Jie; (c) Consideration. Such promissory note was issued for $30,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

26. (a) Securities Sold. In December 2018, a $28,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Astonia Group Ltd.; (c) Consideration. Such promissory note was issued for $28,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

27. (a) Securities Sold. In February 2019, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

28. (a) Securities Sold. In February 2019, a $6,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Astonia Group Ltd.; (c) Consideration. Such promissory note was issued for $6,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

29. (a) Securities Sold. In February 2019, a $120,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Astonia Group Ltd.; (c) Consideration. Such promissory note was issued for $120,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

30. (a) Securities Sold. In March 2019, a $10,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $10,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

31. (a) Securities Sold. In April 2019, a $18,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $18,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

32. (a) Securities Sold. In April 2019, a $25,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $25,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

33. (a) Securities Sold. In April 2019, a $50,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $50,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

34. (a) Securities Sold. In May 2019, a $20,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to EF2T, Inc.; (c) Consideration. Such promissory note was issued for $20,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

35. (a) Securities Sold. In June 2019, a $60,000 principal amount promissory note was issued; (b) Underwriter or Other Purchasers. Such promissory note was issued to Astonia Group Ltd.; (c) Consideration. Such promissory note was issued for $60,000 in cash; and (d) Exemption from Registration Claimed. These securities are exempt from registration under the Securities Act of 1933, as amended, pursuant to the provisions of Section 4(a)(2) thereof, as a transaction not involving a public offering. This purchaser was an accredited investor.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our audited financial statements for the years ended June 30, 2017 and 2016, included elsewhere in this Annual Report on Form 10-K. The results shown herein are not necessarily indicative of the results to be expected for any future periods.

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

Background and Recent Developments

From inception through December 2016, the Company’s focus was to become a large real estate development and construction company centered in the Temecula, California area, specializing in luxury vineyard estate homes, as well as to construct and operate a five-star hotel, spa and winery also in the Temecula area.

In January 2017, the Company’s Board of Directors determined to refocus the Company’s plan of business, in an effort to position the Company to better generate ongoing revenues from its future operations. As a result of this action, the Company now concentrates more emphasis on engaging in the hospitality industry, which the Company refers to as the Hospitality Segment. However, the Company continues to participate in the real estate development and home building industries as an adjunct to its Hospitality Segment. The Company refers to this part of its business as the Real Estate Development Segment. See Item 1. Business.

It is the Company’s plan to construct vineyard estate homes for the purpose of its Hospitality Segment’s holding them out for rent on a nightly or weekly basis. Nevertheless, sales of these properties would be made by the Company, should the opportunity arise.

Until such time as the results of our operations require us to do so, this discussion will not present separate segment information.

Principal Factors Affecting Our Financial Performance

We expect that our operating results will be primarily affected by the following factors:

•	our ability to obtain capital;
•	our ability to attract guests to our rental properties, once constructed;
•	our ability to attract buyers for our vineyard estate homes;
•	our ability to attract guest to our planned resort property; and
•	our ability to contain our costs and maintain our low overhead.

Expected Financial Performance

Based on our current business plan, we expect to incur operating losses through at least the fourth quarter of 2020. However, because we do not yet possess capital to commence operations, we cannot predict whether we will have any revenues in our Hospitality Segment or our Real Estate Development Segment prior to the end of such period.

We must obtain approximately $4 million in order to complete construction of the first two of our vineyard estate rental properties and approximately $20 million in order to begin construction and full-scale operations of our planned Sorrento Resort property. There is no assurance that we will be successful in obtaining this needed funding.

Results of Operations

For the Year Ended June 30, 2017 (“Fiscal 2017”). For Fiscal 2017, we generated no revenues and we do not expect to generate any revenues until at least the fourth quarter of 2020, at the earliest. For Fiscal 2017, we incurred a net loss of $156,895. Included in the $156,895 in expenses for Fiscal 2017 are legal and professional expenses of $2,938.

For the Year Ended June 30, 2016 (“Fiscal 2016”). For Fiscal 2016, we generated no revenues and incurred a net loss of $162,536. Included in the $162,536 in expenses for Fiscal 2016 are legal and professional expenses of $69,640.

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

Since acquiring these properties, we have taken substantially all actions necessary for obtaining needed permits and approvals for the subdivision planning and construction of two vineyard estate rental properties and have obtained all of the necessary permits and approvals. In March 2019, we started construction of one of these two vineyard estate rental properties.

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

Liquidity

For the Year Ended June 30, 2017. At June 30, 2017, we had a working capital deficit of $3,728,417 and cash of $360, which represents a deterioration in our financial condition from June 30, 2016, when our working capital deficit was $2,270,961 and our cash was $52,592. Currently, we possess approximately $13,000 in cash.

Loans from a Related Party and from an Officer’s Family. During Fiscal 2017, we obtained the following loans from a related party and from an officer’s family, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
July 2016	$170,000	5%	July 2018 #
August 2016	$100,000	5%	August 2018 #
September 2016	$270,000	5%	September 2018 #
January 2017	$100,000	5%	January 2019 #
January 2017	$449,965	5%	January 2019 #
April 2017	$140,000	5%	April 2019 #
May 2017	$81,000	0%	On Demand +
June 2017	$24,000	0%	On Demand +

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

+ This loan was made by one of our officers on open account and was payable on demand; this loan was repaid during the year ended June 30, 2018.

Without these loans, we would have been unable to continue our operations.

As of June 30, 2017, the total outstanding principal balance on the foregoing loans was $1,334,965, with another $372,609 in accrued and unpaid interest.

Loans from a Related Party and from an Officer’s Family Subsequent to June 30, 2017. Subsequent to Fiscal 2017, we have obtained the following loans from a related party and from an officer’s family, as follows, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
July 2017	$140,000	5%	July 2019 #
September 2017	$100,000	5%	September 2019 #
November 2017	$250,000	5%	November 2019
November 2017	$261,728	5%	November 2019
December 2017	$300,000	5%	December 2019
January 2018	$20,000	5%	January 2020
January 2018	$100,000	5%	January 2020
February 2018	$20,000	5%	February 2020
February 2018	$270,000	5%	February 2020
March 2018	$30,000	5%	March 2020
March 2018	$80,000	5%	March 2020
March 2018	$30,000	5%	March 2020
April 2018	$20,000	5%	April 2020
April 2018	$20,000	5%	April 2020
May 2018	$150,000	5%	May 2020
June 2018	$50,000	5%	June 2020
June 2018	$10,000	5%	June 2020
July 2018	$150,000	5%	July 2020
September 2018	$100,000	5%	September 2020
October 2018	$50,000	5%	October 2020
November 2018	$10,000	5%	November 2020
November 2018	$5,000	5%	November 2020
December 2018	$20,000	5%	December 2020
December 2018	$30,000	5%	December 2020
December 2018	$28,000	5%	December 2020
February 2019	$20,000	5%	February 2021
February 2019	$6,000	5%	February 2021
February 2019	$120,000	5%	February 2021
March 2019	$10,000	5%	March 2021
April 2019	$18,000	5%	April 2021
April 2019	$25,000	5%	April 2021
April 2019	$50,000	5%	April 2021
May 2019	$20,000	5%	May 2021
June 2019	$60,000	5%	June 2021

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Without these loans, we would have been unable to continue our operations.

For the Year Ended June 30, 2016. During Fiscal 2016, we obtained loans from our majority shareholder, a related party and from an officer’s family, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
February 2016	$50,000	5%	February 2018 #
February 2016	$100,000	5%	February 2018 #
March 2016	$300,000	5%	March 2018 #
May 2016	$279,975	5%	May 2018 #
June 2016	$200,000	5%	June 2018 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Without these loans, we would have been unable to continue our operations.

As of June 30, 2017, the total outstanding principal balance on the foregoing loans was $929,975, with another $57,157 in accrued and unpaid interest.

In addition, in February 2016, we delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers’ and directors’ insurance policy obtained by us. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note was made in ten equal monthly payments of $7,905, ending in December 2016.

As of June 30, 2017, the total outstanding principal balance on loans from the Company's majority shareholder was $2,250,000, with another $289,576 in accrued and unpaid interest.

Other Financing. In connection our purchase of 50 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments of $2,813 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party and is due in March 2020, as extended.

Working Capital. At June 30, 2017, we had a working capital deficit of $3,728,417 and cash of $360, compared to our working capital deficit of $2,270,961 and cash of $52,592, at June 30, 2016.

We are currently pursuing approximately $50 million in additional funding. We are actively pursuing this funding. While we would prefer to obtain funds through private sales of our equity securities, it is possible that funds would be obtained through loans or a combination of loans and sales of equity securities. As of the date of this Annual Report on Form 10-K, however, we have not obtained any commitments from any person that would have our company obtaining needed capital. There is no assurance that we will ever obtain capital in amounts as would allow us to pursue our full plan of business.

Profits from sales, if any, of our vineyard estate rental properties will serve as another source of capital with which to further our business development. There is no assurance that any such sales would occur.

Cash Flows.

Operating Activities. During Fiscal 2017 and Fiscal 2016, we used $47,706 and $311,516 in our operating activities, respectively. We expect that, in the future, operations will use increasing amounts of cash. However, we are unable to predict the amounts of any such expenses.

Investing Activities. During Fiscal 2017 and Fiscal 2016, we used $1,300,645 and $799,127 in our investing activities, respectively, all of which was for the purchase of land and land development costs. We expect that, in the future, our investing activities will use increasing amounts of cash. However, we are unable to predict the level of such usage.

Financing Activities. During Fiscal 2017 and Fiscal 2016, our financing activities provided $1,296,119 and $892,134 in cash, respectively, all of which was proceeds of loans from third parties and related parties. We anticipate that, for the foreseeable future, we will rely on loans from third parties and related parties for cash needed to support our operating activities, including our land development activities.

Contractual Obligations

Monthly Payment Obligations. In connection our purchase of 50 acres of land in Temecula, California, we issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in November 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments of $2,813 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

In connection with our purchase of 40 acres of land in Temecula, California, in January 2017, the Company issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance was due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments of $2,813 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party. The Company is in default under this promissory note.

In August 2017, we obtained a loan from a third party in the amount of $300,000 pursuant to a loan agreement and delivered a promissory note, face amount $300,000, in consideration of such loan. Unpaid principal on such loan bears interest at 11.49% per annum, with interest only payments of $2,872 due monthly, with principal and any accrued interest due in August 2020. The proceeds from this loan were used by us for operating expenses and land development expenses. This loan is secured by a deed of trust.

Balloon Payment Obligations. In 2014, we obtained loans from our majority shareholder, as follows:

Loan Date @	Loan Amount *		Interest Date	Due Date
October 2014	$850,000	**	5%	October 2016 #
October 2014	$650,000		5%	October 2016 #
December 2014	$600,000		5%	December 2016 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses.

** We repaid $100,000 of principal of such loan in September 2017.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

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

Uncertainties and Trends

We do not currently possess sufficient cash to commence full-scale business operations. In the future, our operations and revenues will be dependent upon the following factors, among others:

•	our ability to obtain capital;
•	our ability to attract guests to our rental properties, once constructed;
•	our ability to attract buyers for our vineyard estate homes;
•	our ability to attract guest to our planned resort property; and
•	our ability to contain our costs and maintain our low overhead.

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

Capital Expenditures

During Fiscal 2017, our capital expenditures were $1,300,645, all of which was for the purchase of land and land development costs. During Fiscal 2016, our capital expenditures were $799,127 all which was for the purchase of land and land development costs.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the Exchange Act) for our company. Based on our management’s evaluation of our disclosure controls and procedures as of June 30, 2017, our management has concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to our management, including our Principal Executive Officer and Acting Principal Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our chief financial officer and chief executive officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. In making this assessment, they used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO-2013) in Internal Control Over Financial Reporting – Guidance for Smaller Public Companies.

As of June 30, 2017, our chief financial officer and chief executive officer identified the following material weaknesses in our internal control over financial reporting:

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

Limited Multiple Levels of review in the Financial Close Process. Our company's financial statement close process did not include sufficiently robust procedures and controls to ensure that the financial statements were prepared accurately and on a timely basis. Specifically, our company did not have multiple levels of review in its financial close process.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the last quarter of our fiscal year ended June 30, 2017, there were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Officers

The following table sets forth the officers and directors of Heavenstone Corp.

Name	Age	Position(s)
Jack Jie Qin	57	President, CEO and Director
William E. Sluss	62	Chief Financial Officer, Secretary/Treasurer and Director
Visman Chow	62	Director

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

William E. Sluss. Since October 2014, Mr. Sluss has served as Chief Financial Officer of our company, and as a director since March 2016. From August 2010 to the present, Mr. Sluss has been, and currently is, employed by of EFT Holdings, Inc. (symbol: EFTB), first as corporate controller and, since October 2012, as chief financial and accounting officer. From 2008 to 2010, Mr. Sluss served as chief financial officer of AccuForce Staffing Services, LLC, a Kingsport, Tennessee-based staffing company. Mr. Sluss earned a Bachelor of Science Degree in Accounting from the University of Virginia’s College at Wise in 1990 and is a Certified Public Accountant in the State of Virginia. Mr. Sluss has committed to working up to 10 hours per week for the benefit of our company.

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

Board of Directors

During the fiscal year ended June 30, 2017, our full board of directors met on two occasions and took action by written consent in lieu of a meeting on three occasions.

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

Independence of Board of Directors

None of our directors is “independent”, within the meaning of definitions established by the SEC or any self-regulatory organization. We are not currently subject to any law, rule or regulation requiring that all or any portion of our Board of Directors include “independent” directors.

Compensation of Directors

None of our current directors is paid for his services as a director.

Limitation of Liability and Indemnification

Our Articles of Incorporation, as amended, provide that we shall indemnify our directors and officers to the fullest extent permitted by Nevada law and that none of our directors will be personally liable to our company or our shareholders for monetary damages for breach of fiduciary duty as a director, except for liability:

•	for any breach of the director’s duty of loyalty to our company or our shareholders;
•	for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law;
•	under Nevada law for the unlawful payment of dividends; or
•	for any transaction from which the director derives an improper personal benefit.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain compensation information for: (i) each person who served as the chief executive officer of Heavenstone Corp. at any time since our inception, regardless of compensation level, and (ii) each of our other executive officers, other than the chief executive officer, serving as an executive officer at any time since our inception. The foregoing persons are collectively referred to herein as the “named executive officers”. Compensation information is shown for the years ended June 30, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jack Jie Qin	2017	---	---	---	---	---	---	---	---
President/CEO	2016	---	---	---	---	---	---	---	---

William E. Sluss	2017	---	---	---	---	---	---	---	---
Chief Financial Officer and Secretary/Treasurer	2016	---	---	---	---	---	---	---	---

Kong (Frank) Fan Xi	2017	---	---	---	---	---	---	---	---
Former President/CEO	2016	---	---	---	---	---	---	---	---

Employment Contracts and Termination of Employment and Change-in-Control Agreements

We have not entered into an employment contract with any of our officers. However, if and when we obtain adequate funding, it is expected that we will enter into employment contracts with such persons, though no terms have been established.

We have no compensatory plan or arrangement that results or will result from the resignation, retirement or any other termination of an executive officer’s employment or from a change in control or a change in an executive officer’s responsibilities following a change in control.

Outstanding Option Awards at Year End

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested and equity-incentive plan awards outstanding at June 30, 2017, for each named executive officer.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Jack Jie Qin	---	---	---	---	n/a	---	n/a	---	---
William E. Sluss	---	---	---	---	n/a	---	n/a	---	---
Kong (Frank) Fan Xi	---	---	---	---	n/a	---	n/a	---	---
Liu Xin	---	---	---	---	n/a	---	n/a	---	---

Director Compensation

Since our inception, no director has been compensated for his or her services as a director of our company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date hereof, information regarding beneficial ownership of our capital stock by (a) each person, or group of affiliated persons, known by us to be the beneficial owner of more than five percent (5%) of any class of our voting securities; (b) each of our directors; (c) each of the named executive officers; and (d) all directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the SEC, based on voting or investment power with respect to the securities. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock underlying warrants and other convertible securities held by that person are deemed to be outstanding if the warrants or other convertible securities are exercisable within 60 days of the date hereof. Specifically, in the table below, it is assumed that all outstanding convertible notes and warrants will be converted and exercised, respectively, within 60 days from the date of this Annual Report. As a result, the percentage of outstanding shares of any person as shown in the following table does not necessarily reflect a person’s actual voting power at any particular date. Except as indicated in the footnotes below, we believe, based on information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. Unless otherwise indicated, the address for each of the shareholders in the table below is c/o Heavenstone Corp., 17800 Castleton Street, Suite 300, City of Industry, California 91748.

	Beneficially Owned
Name and Address of Beneficial Owner	Shares	Percent (1)
Executive officers and directors
William E. Sluss	50,000	*
All directors and executive officers, as a group (3 persons)	50,000	*
5% Owners
Astonia Group Ltd. (2) Akara Building, 24 De Castro Street Wickhams Cay I, Road Town, Tortola British Virgin Islands	70,000,000	98.37%

*	Less than 1%.
(1)	Based on 71,159,423 shares outstanding.
(2)	Yang Cong is the owner of this entity.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Purchase Agreement

In June 2014, pursuant to a stock purchase agreement, our largest shareholder, Astonia Group Ltd., purchased 70,000,000 shares of our common stock for $70,000 in cash, or $.001 per share.

Stock Bonuses

In September 2014, we issued a total of 250,000 shares of common stock valued at $.001 per share, or $250 in the aggregate, as bonuses to certain of our officers, to wit: a former director and our former President and CEO, Liu Xin, was issued 100,000 shares, our current Chief Financial Officer, William E. Sluss, was issued 50,000 shares and a former director and our former President and CEO, Kong (Frank) Fan Xi, was issued 100,000 shares.

Loans from Majority Shareholder

Since our inception in 2014, we have obtained loans from our majority shareholder, as follows:

Loan Date @	Loan Amount *		Interest Date	Due Date
October 2014	$850,000	**	5%	October 2016 #
October 2014	$650,000		5%	October 2016 #
December 2014	$600,000		5%	December 2016 #
February 2016	$50,000		5%	February 2018
February 2016	$100,000		5%	February 2018
September 2016	$270,000	***	5%	September 2018 #
January 2017	$449,965	***	5%	January 2019 #
April 2017	$140,000	***	5%	April 2019 #
January 2018	$100,000		5%	January 2020
December 2018	$28,000		5%	December 2020
February 2019	$6,000		5%	February 2021
February 2019	$120,000		5%	February 2021
June 2019	$60,000		5%	June 2021

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses and land development expenses.

** We repaid $100,000 of principal of such loan in September 2017.

*** This loan was made personally by the owner of our majority shareholder.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Loans from Officers

In August 2014, an officer loaned $100 to our company. This loan was made on open bank account, was due on demand and did not bear interest. The $100 loan from an officer was repaid during the year ended June 30, 2016.

Our President, Jack Jie Qin, has made loans to our company, as follows:

Loan Date	Loan Amount *	Interest Date	Due Date
May 2017	$81,000	0%	On Demand +
June 2017	$24,000	0%	On Demand +

* In each loan transaction, the funds obtained were used by us for operating expenses and land development expenses.

+ This loan was made on open account and was payable on demand; this loan was repaid during the year ended June 30, 2018.

Loans from Related Party

Since our inception in 2014, we have obtained loans from a related party, EF2T, Inc., as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
March 2016	$300,000	5%	March 2018 #
January 2017	$100,000	5%	January 2019 #
November 2017	$250,000	5%	November 2019
November 2017	$261,728	5%	November 2019
December 2017	$300,000	5%	December 2019
January 2018	$20,000	5%	January 2020
February 2018	$20,000	5%	February 2020
February 2018	$270,000	5%	February 2020
March 2018	$30,000	5%	March 2020
March 2018	$80,000	5%	March 2020
March 2018	$30,000	5%	March 2020
April 2018	$20,000	5%	April 2020
April 2018	$20,000	5%	April 2020
May 2018	$150,000	5%	May 2020
June 2018	$50,000	5%	June 2020
June 2018	$10,000	5%	June 2020
July 2018	$150,000	5%	July 2020
September 2018	$100,000	5%	September 2020
October 2018	$50,000	5%	October 2020
November 2018	$10,000	5%	November 2020
November 2018	$5,000	5%	November 2020
December 2018	$20,000	5%	December 2020
February 2019	$20,000	5%	February 2021
March 2019	$10,000	5%	March 2021
April 2019	$18,000	5%	April 2021
April 2019	$25,000	5%	April 2021
April 2019	$50,000	5%	April 2021
May 2019	$20,000	5%	May 2021

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Loans from Officer’s Family

Since our inception in 2014, we have obtained loans from the family of one of our officers, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
May 2016	$279,975	5%	May 2018 #
June 2016	$200,000	5%	June 2018 #
July 2016	$170,000	5%	July 2018 #
August 2016	$100,000	5%	August 2018 #
July 2017	$140,000	5%	July 2019
September 2017	$100,000	5%	September 2019
December 2018	$30,000	5%	December 2020

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, we issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by us for operating expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Guaranty of Director

In connection with our purchase of approximately 50 acres located in Temecula, California, one of our former directors, Liu Xin, personally guaranteed our company's performance under a $750,000 promissory note issued to the selling party. Ms. Liu was paid no compensation by us for such personal guaranty. Recently, our President and CEO, Jack Qin, replaced Ms. Liu as the guarantor of such promissory note. Mr. Qin was paid no compensation by us for such personal guaranty.

Director and Officer Indemnification

Our amended and restated certificate of incorporation contains provisions limiting liability of directors. In addition, we have entered into agreements to indemnify our directors and officers to the fullest extent permitted under Nevada law. See Item 10. Directors, Executive Officers and Corporate Governance.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth fees billed to us by our auditors during the fiscal years ended June 30, 2017 and 2016, for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning and (iv) all other fees for services rendered.

	Year Ended June 30, 2017	Year Ended June 30, 2016
Audit Fees	$16,000	$7,000
Audit related fees	$0	$0
Tax	$0	$0
All other fees	$0	$0

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

1.	Financial Statements

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of June 30, 2017 and 2016
•	Consolidated Statements of Operations for the Fiscal Years Ended June 30, 2017 and 2016
•	Consolidated Statements of Changes in Stockholders’ Deficit for the Fiscal Years Ended June 30, 2017 and 2016
•	Consolidated Statements of Cash Flows for the Fiscal Years Ended June 30, 2017 and 2016
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

Other schedules and exhibits are omitted because the required information either is not applicable or is shown in the financial statements or the notes thereto.

3.	Exhibits Required to be Filed by Item 601 of Regulation S-K

Exhibit No.	Description
21.1*	Subsidiaries of Registrant.
31.1*	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
31.2*	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document.
101.SCH **	XBRL Schema Document.
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB **	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on November 25, 2019, on its behalf by the undersigned, thereunto duly authorized.

HEAVENSTONE CORP.

By:	/s/ Jack Jie Qin
Jack Jie Qin
President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed on November 25, 2019, by the following persons on behalf of the Registrant, in the capacities indicated:

/s/ Jack Jie Qin
Jack Jie Qin President and CEO (principal executive officer) and Director

/s/ William E. Sluss
William E. Sluss Chief Financial Officer (principal financial officer), Secretary/Treasurer and Director

/s/ Visman Chow
Visman Chow Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Heavenstone Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Heavenstone Corp. and its subsidiary (collectively, the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP
www.malonebailey.com
We have served as the Company's auditor since 2014.
Houston, Texas
November 21, 2019

HEAVENSTONE CORP.
CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016
ASSETS
Current assets
Cash and cash equivalents	$360		$52,592
Prepaid and other current assets	16,850		156,340
Total current assets	17,210		208,932
Fixed assets
Land and land development cost	6,355,555		3,888,846
Office furniture and equipment, net	6,790		9,599
Total fixed assets	6,362,345		3,898,445
Total assets	$6,379,555		$4,107,377
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accrual - bank overdraft	$71,603	$	---
Accounts payable	166,440		155,538
Interest payable	372,609		185,509
Loan from officer	105,000		---
Short-term notes payable	---		38,846
Short-term related party debt	3,029,975		2,100,000
Total current liabilities	3,745,627		2,479,893
Non-current liabilities
Long-term related party debt	1,229,965		629,975
Long-term notes payable	1,500,000		1,050,000
Total non-current liabilities	2,729,965		1,679,975
Total liabilities	6,475,592		4,159,868
Stockholders’ deficit
Preferred stock, $.0001 par value: 50,000,000 shares authorized; zero and zero shares issued and outstanding at June 30, 2017 and 2016, respectively	---		---
Common stock, $.0001 par value: 200,000,000 shares authorized; 71,159,423 shares and 71,159,423 shares issued and outstanding at June 30, 2017 and 2016, respectively	7,116		7,116
Additional paid-in capital	394,386		394,386
Accumulated deficit	(610,888)		(453,993)
Total Heavenstone Corp. stockholders’ deficit	(209,386)		(52,491)
Non-controlling interest	113,349		---
Total stockholders’ deficit	(96,037)		(52,491)
Total liabilities and stockholders’ deficit	$6,379,555		$4,107,377

The accompanying notes are an integral part of these consolidated financial statements.

HEAVENSTONE CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2017	For the Year Ended June 30, 2016
Operating expenses:
General and administrative expenses	$107,796	$145,064
Operating loss	(107,796)	(145,064)
Interest expense	(51,912)	(17,472)
Net loss	(159,708)	(162,536)
Less: Net loss attributable to non-controlling interest	2,813	---
Net loss attributable to Heavenstone Corp.	$(156,895)	$(162,536)
Net loss per common share:
Basic and diluted	$(0.00)	$(0.00)
Weighted average number of common shares outstanding:
Basic and diluted	71,159,423	71,159,423

The accompanying notes are an integral part of these consolidated financial statements.

HEAVENSTONE CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Years Ended June 30, 2017 and 2016

	Common Stock, $.0001 par value		Additional Paid-in	Accumulated	Non- controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Interest	(Deficit)
Balance, June 30, 2015	71,159,423	$7,116	$394,386	$(291,457)	$ ---	$110,045
Net loss	---	---	---	(162,536)	---	(162,536)
Balance, June 30, 2016	71,159,423	7,116	394,386	(453,993)	---	(52,491)
Non-controlling interest	---	---	---	---	116,162	116,162
Net loss	---	---	---	(156,895)	(2,813)	(159,708)
Balance, June 30, 2017	71,159,423	$7,116	$394,386	$(610,888)	$113,349	$(96,037)

The accompanying notes are an integral part of these consolidated financial statements.

HEAVENSTONE CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2017		For the Year Ended June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		$(159,708)		$(162,536)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment expense		---		4,000
Depreciation expense		2,809		2,809
Changes in operating assets and liabilities:
Prepaid and other current assets		139,490		(79,503)
Accounts payable		(31,835)		(55,421)
Interest payable		1,538		(20,865)
Net cash used in operating activities		(47,706)		(311,516)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for purchase of land and land development costs		(1,300,645)		(799,127)

Net cash used in investing activities		(1,300,645)		(799,127)
CASH FLOWS FROM FINANCING ACTIVITIES
Borrowings on loans from related parties		1,334,965		629,975
Repayments on loans to related parties		---		(100)
Borrowings on loans from third parties		---		300,000
Repayments on loans to third parties		(38,846)		(37,741)
Net cash provided by financing activities		1,296,119		892,134
NET DECREASE IN CASH		(52,232)		(218,509)
Cash, beginning of year		52,592		271,101
Cash, end of year		$360		$52,592

Non-cash investing the financing activities
Capitalized interest to land development cost		$185,562		$137,201
Land development costs incurred on credit		$114,340		$113,658
Third-party notes issued for land purchase		$750,000	$	---

Promissory note issued for premium on insurance	$	---		$76,587
Land acquisition costs directly by non-controlling interest		$116,162	$	---
Supplemental disclosure of cash flow information
Cash paid for income taxes	$	---	$	---
Cash paid for interest		$50,374		$38,337

The accompanying notes are an integral part of these consolidated financial statements.

HEAVENSTONE CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

NOTE 1. THE COMPANY

Heavenstone Corp. (the “Company”) was incorporated on June 13, 2014, in the State of Nevada and established a fiscal year end of June 30.

Plan of Business

Through December 2016, the Company’s focus was to become a large real estate development and construction company centered in the Temecula, California area. Beginning in January 2017, the Company began to concentrate more on engaging in the hospitality industry. However, the Company continues to participate in the real estate development and home building industries.

NOTE 2. GOING CONCERN

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. During the year ended June 30, 2017, the Company has an accumulated deficit, a working capital deficit and no revenues. The continuation of the Company as a going concern is dependent upon the company's continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending June 30, 2018.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported financial results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned or controlled operating subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates during the years ended June 30, 2017 and 2016, include depreciation, the valuation of deferred tax assets and the value of stock-based compensation.

Fiscal Year End

The Company elected June 30 as its fiscal year ending date.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and short-term highly liquid investments purchased with original maturities of three months or less. There were no cash equivalents at June 30, 2017 and 2016.

Property and Equipment

Property is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets, which is five years. During the years ended June 30, 2017 and 2016, the Company purchased $-0- and $-0-, respectively, of office furniture and equipment in cash. Depreciation expense was $2,809 and $2,809 for the years ended June 30, 2017 and 2016, respectively.

Long-Lived Assets

All long-lived assets held and used by the Company, including finite-lived intangible assets, are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. In accordance with ASC 360-10-35 “Impairment or Disposal of Long-lived Assets”, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable the Company determines whether impairment has occurred through the use of an undiscounted cash flows analysis of the asset. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. During the years ended June 30, 2017 and 2016, no impairment is considered necessary on long-lived assets.

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

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the service period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain.

Loss per Share

Basic and diluted net loss per common share are computed based on the weighted-average common shares and common share equivalents outstanding during the period. At June 30, 2017 and 2016, there were no outstanding common share equivalents.

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

The Company follows the provisions of FASB ASC 740-10 “Uncertainty in Income Taxes”. Certain recognition thresholds must be met before a tax position is recognized in the financial statements. An entity may only recognize or continue to recognize tax positions that meet a "more-likely-than-not" threshold. As of June 30, 2017 and 2016, the Company does not believe it has any uncertain tax positions that would require either recognition or disclosure in the accompanying financial statements.

Recent Accounting Pronouncements

The Company has evaluated all the recently issued accounting pronouncements through the filing date of these financial statements and does not believe that any of these pronouncements will have a material impact on the Company's financial position and results of operations.

NOTE 4. CONCENTRATION - MAJOR VENDOR

The Company has one major vendor, a non-controlling shareholder that is considered a related party, that accounted for $1,571,976, or approximately 20%, of land and land development costs, all of which was capitalized. Also, at June 30, 2017, the Company had an account payable with this same vendor in the amount of $57,146. See Note 8. Related-Party Transactions.

NOTE 5. LAND AND LAND DEVELOPMENT COSTS

Land and land development costs are carried at cost. Land development costs capitalized include costs associated with the development of the purchased land, including inspection fees and engineering fees.

During the year ended June 30, 2016, the Company had $912,785 in land development costs, of which $799,127 was paid in cash, with the remaining $113,658 incurred on credit. In addition, the Company capitalized the interest costs of $137,201 incurred for real estate projects under ASC-835-20.

During the year ended June 30, 2017, the Company incurred $2,466,709 in land and land development costs, of which $1,300,645 was paid in cash, $114,340 was incurred on credit, $750,000 was settled with a note payable and $116,162 was assumed by non-controlling interest (see Note 6. Real Estate Development Project). In addition, the Company capitalized the interest costs of $185,562 incurred for the real estate projects under ASC-835-20.

NOTE 6. REAL ESTATE DEVELOPMENT PROJECT

In January 2017, the Company and a third party formed Temecula QK Holdings, LLC, a California limited liability company (“TQKH”), for the purpose of acquiring and developing approximately 40 acres of land located in Temecula, California, for $1,318,383. The Company owns 80% of TQKH. In connection with TQKH’s purchase of such land, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until the due date. This promissory note is secured by a deed of trust in favor of the selling party. For the year ended June 30, 2017, TQKH received $116,162 from its non-controlling shareholder for the land acquisition costs.

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

The Company’s approximate net deferred tax asset as of June 30, 2017 and 2016, is as follows:

	6/30/17		6/30/16
Deferred Tax Asset:
Net operating loss carryforward		$127,049		$158,810
Valuation allowance		(127,049)		(158,810)
Net deferred tax asset	$	---	$	---

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended June 30, 2017 and 2016, because it was not known whether future taxable income will be sufficient to utilize the loss carryforward. The potential tax benefit arising from the loss carryforward of $604,997 will expire in 2035.

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

The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, and introduced significant changes to U.S. income tax law. Effective in 2018, the Tax Act reduces the U.S. corporate statutory tax rate from 35% to 21%. The Company’s federal tax returns for the 2015, 2016 and 2017 fiscal years remain open to IRS inspection.

As of June 30, 2017, the Company had a net operating loss of approximately $156,895.

NOTE 8. RELATED-PARTY TRANSACTIONS

Reimbursement of Certain Expenses by Officer

During the year ended June 30, 2016, the Company made expenditures in the amount of $47,485 that related to the establishment of a business center in which its former EB-5 Visa-focused business plan was to be effectuated. During the year ended June 30, 2017, the Company’s President reimbursed the Company the entire $47,485 amount of its expenditures.

Loans from Officers

In August 2014, an officer loaned $100 to the Company. This loan was made on open bank account, was due on demand and did not bear interest. The $100 loan from an officer was repaid during the year ended June 30, 2016.

During the year ended June 30, 2107, the Company’s President, Jack Jie Qin, made loans to the Company, as follows:

Loan Date	Loan Amount *	Interest Date	Due Date
May 2017	$81,000	0%	On Demand +
June 2017	$24,000	0%	On Demand +

 ______________________________

* In each loan transaction, the funds obtained were used by the Company for operating expenses and land development expenses.

+ This loan was made on open account and was payable on demand; this loan was repaid during the year ended June 30, 2018.

Loans from Majority Shareholder

During the years ended June 30, 2016 and 2015, the Company obtained loans from its majority shareholder, as follows:

Year Ended June 30, 2016

Loan Date @	Loan Amount *	Interest Date	Due Date
February 2016	$50,000	5%	February 2018 #
February 2016	$100,000	5%	February 2018 #

_______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Year Ended June 30, 2015

Loan Date @	Loan Amount *		Interest Date	Due Date
October 2014	$850,000	**	5%	October 2016 #
October 2014	$650,000		5%	October 2016 #
December 2014	$600,000		5%	December 2016 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

** The Company repaid $100,000 of principal of such loan in September 2017.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Loans from Related Party

During the years ended June 30, 2017 and 2016, the Company obtained loans from a related party, as follows:

Year Ended June 30, 2017

Loan Date @	Loan Amount *	Interest Date	Due Date
January 2017	$100,000	5%	January 2019 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In this loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Year Ended June 30, 2016

Loan Date @	Loan Amount	Interest Date	Due Date
March 2016	$300,000	5%	March 2018 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In this loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Loans from Officer’s Family

During the years ended June 30, 2017 and 2016, the Company obtained loans from the family of one of its officers, as follows:

Year Ended June 30, 2017

Loan Date @	Loan Amount *	Interest Date	Due Date
July 2016	$170,000	5%	July 2018 #
August 2016	$100,000	5%	August 2018 #
September 2016	$270,000	5%	September 2018 #
January 2017	$449,965	5%	January 2019 #
April 2017	$140,000	5%	April 2019 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In this loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Year Ended June 30, 2016

Loan Date @	Loan Amount *	Interest Date	Due Date
May 2016	$279,975	5%	May 2018 #
June 2016	$200,000	5%	June 2018 #

______________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In this loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

As of June 30, 2017 and 2016, the total outstanding short term related party debt was $3,029,975 and $2,100,000, respectively.

As of June 30, 2017 and 2016, the total outstanding long term related party debt was $1,229,965 and $629,975, respectively.

Guaranty of Director

In connection with the Company’s purchase of approximately 50 acres located in Temecula, California, one of its former directors, Liu Xin, personally guaranteed the Company's performance under a $750,000 promissory note issued to the selling party. Ms. Liu was paid no compensation by us for such personal guaranty. Recently, the Company’s President and CEO, Jack Qin, replaced Ms. Liu as the guarantor of such promissory note. Mr. Qin was paid no compensation by the Company for such personal guaranty.

Transactions Involving Non-Controlling Shareholder

In January 2017, the Company and a third party, a non-controlling shareholder of the Company, formed Temecula QK Holdings, LLC, a California limited liability company (“TQKH”), for the purpose of acquiring and developing approximately 40 acres of land located in Temecula, California, for $1,318,383. The Company owns 80% and the Company’s non-controlling shareholder owns 20% of TQKH. Due to this non-controlling shareholder’s 20% ownership of TQKH, such non-controlling shareholder is considered a related party.

In connection with TQKH’s purchase of such land, TQKH issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance was due in March 2019 and is currently in default. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments due monthly until the due date. This promissory note is secured by a deed of trust in favor of the selling party. For the year ended June 30, 2017, TQKH received $116,162 from its non-controlling shareholder for the land acquisition costs.

This non-controlling shareholder is the Company’s one major vendor that accounted for $1,571,976, or approximately 20%, of land development costs, all of which was capitalized. Also, at June 30, 2017, the Company had an account payable with this same vendor in the amount of $57,146. See Note 4. Major Vendor.

NOTE 9. NOTES PAYABLE

During the year ended June 30, 2107, in connection with the Company’s purchase of 40 acres of land in Temecula, California, in January 2017, the Company issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance was due in March 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments of $2,813 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party. The Company is in default under this promissory note.

During the year ended June 30, 2016, the Company delivered a promissory note, face amount $76,587, in payment of certain insurance premiums associated with an officers’ and directors’ insurance policy obtained by the Company. Unpaid principal on such loan bears interest at 6.95% per annum. Repayment of this promissory note is to be made in ten equal monthly payments of $7,905, beginning in March 2016.

In connection with the Company’s purchase of 50 acres of land in Temecula, California, in November 2014, the Company issued a $750,000 face amount promissory note to the third-party seller of the land. The principal balance is due in November 2019. The unpaid principal balance of such promissory note bears interest at 4.5% per annum, with interest-only payments of $2,813 due monthly until the entire principal balance has been paid. This promissory note is secured by a deed of trust in favor of the selling party.

As of June 30, 2017 and 2016, the total outstanding short-term notes payable was $-0- and 38,846, respectively.

As of June 30, 2017 and 2016, the total outstanding long-term notes payable was $1,500,000 and $1,050,000, respectively.

NOTE 10. CAPITAL STOCK

Articles of Amendment to Articles of Incorporation

In October 2014, the Articles of Incorporation of the Company were amended to increase the number of authorized shares of Company common stock to 200,000,000 and to add 50,000,000 shares of $.0001 par value preferred stock to the Company’s authorized capital stock.

NOTE 11. SUBSEQUENT EVENTS

Loans from Majority Shareholder

Since June 30, 2017, the Company has obtained loans from its majority shareholder, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
January 2018	$100,000	5%	January 2020
December 2018	$28,000	5%	December 2020
February 2019	$6,000	5%	February 2021
February 2019	$120,000	5%	February 2021
June 2019	$60,000	5%	June 2021
June 2019	$20,000	5%	June 2021

_____________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In this loan transaction, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

Loans from Officer’s Family

Since June 30, 2017, the Company has obtained loans from the family of one of its officers, as follows:

Loan Date @	Loan Amount *	Interest Date	Due Date
July 2017	$140,000	5%	July 2019 #
September 2017	$100,000	5%	September 2019 #
December 2018	$30,000	5%	December 2020

_____________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each of these loan transactions, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# Since September 2019, this loan has been the subject of a default waiver agreement, pursuant to which it is not due prior to December 31, 2019.This loan was in default from its due date until September 2019.

Loans from Related Party

Since June 30, 2017, the Company has obtained loans from a related party, as follows:

Loan Date	Loan Amount *	Interest Date	Due Date
November 2017 @	$250,000	5%	November 2019
November 2017 @	$261,728	5%	November 2019
December 2017 @	$300,000	5%	December 2019
January 2018 @	$20,000	5%	January 2020
February 2018 @	$20,000	5%	February 2020
February 2018 @	$270,000	5%	February 2020
March 2018 @	$30,000	5%	March 2020
March 2018 @	$80,000	5%	March 2020
March 2018 @	$30,000	5%	March 2020
April 2018 @	$20,000	5%	April 2020
April 2018 @	$20,000	5%	April 2020
May 2018 @	$150,000	5%	May 2020
June 2018 @	$50,000	5%	June 2020
June 2018 @	$10,000	5%	June 2020
July 2018 @	$150,000	5%	July 2020
September 2018 @	$100,000	5%	September 2020
October 2018 @	$50,000	5%	October 2020
November 2018 @	$10,000	5%	November 2020
November 2018 @	$5,000	5%	November 2020
December 2018 @	$20,000	5%	December 2020
February 2019 @	$20,000	5%	February 2021
March 2019 @	$10,000	5%	March 2021
April 2019 @	$18,000	5%	April 2021
April 2019 @	$25,000	5%	April 2021
April 2019 @	$50,000	5%	April 2021
May 2019 @	$20,000	5%	May 2021
July 2019 #	$10,000	5%	July 2021
July 2019 #	$10,000	5%	July 2021
August 2019 #	$10,000	5%	August 2021
August 2019 #	$40,000	5%	August 2021
August 2019 #	$18,000	5%	August 2021
September 2019 #	$60,000	5%	September 2021
September 2019 #	$30,000	5%	September 2021
September 2019 #	$15,000	5%	September 2021
October 2019 #	$140,000	5%	October 2021
November 2019 #	$50,000	5%	November 2021

____________________________

@ In each loan agreement supporting the subject loan transaction, the underlying loan, when made, was collateralized with future income and receivables. On October 22, 2019, the lender released all collateral, pursuant to a novation agreement.

* In each of these loan transactions, the Company issued a promissory note in a face amount equal to the stated “Loan Amount,” the funds from which were used by the Company for operating expenses and land development expenses.

# This loan is secured by the Company’s future income and receivables.

Loan from Third Party

In August 2017, the Company obtained a loan from a third party in the amount of $300,000 pursuant to a loan agreement and delivered a promissory note, face amount $300,000, in consideration of such loan. Unpaid principal on such loan bears interest at 11.49% per annum, with interest only payments of $2,872 due monthly, with principal and any accrued interest due in August 2020. The proceeds from this loan were used by the Company for operating expenses and land development expenses. The loan is secure by a deed of trust.

Repayment of Loans to Officer

In August 2017, the Company repaid two separate loans made by its President, which loans were obtained in May 2017 ($81,000), and June 2017 ($24,000), an aggregate of $105,000. These loans were made on open account and did not bear interest.

Land Purchase Agreement

In November 2017, the Company purchased approximately five acres of unimproved real estate located in Temecula, California, for $265,000 in cash. The Company intends to develop this parcel, at such time as adequate funds are available.

